Form 10KSB
period 2001-03-31
E CITYSOFTWARE INC
filed 2001-06-28
CIK 1118480

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

                  /x/ Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Fiscal Year Ended March 31, 2001

             / / Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        Commission File Number: 333-46424

                              E-City Software, Inc.
                 (Name of small business issuer in its charter)

                         Nevada                       88-0461317
             (State or other jurisdiction of      (I.R.S. Employer
              incorporation or organization)      Identification Number)

           1201 First Avenue South, Suite 330           98134
                          Seattle, WA             (Zip/Postal Code)
          (Address of principal executive offices)

                                 (206) 624-8070
                               (Telephone Number)

           Securities registered pursuant to Section 12(b) of the Act:

         Title of each class         Name of each exchange on which registered

              None                                    N/A

           Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, par value $0.0001
                                (Title of Class)


    Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    State issuer's revenues for its most recent fiscal year: $800,000

    Aggregate market value of the Registrant's Common Stock held by non-affiliates as of March 31, 2001 was approximately $9,371,650. The number of shares of the Registrant's Common Stock outstanding as of March 31, 2001 was 4,965,000.

    Transitional Small Business Disclosure Format: Yes / /  No /X/

             TABLE OF CONTENTS                                            Page

             Part I.

Item 1.      Description of Business                                        3

Item 2.      Description of Property                                        7

Item 3.      Legal Proceedings                                              7

Item 4.      Submission of Matters to a Vote of Security Holders            7

             Part II.

Item 5.      Market for Common Equity and Related Shareholder Matters       7

Item 6.      Management's Discussion and Analysis                           9

Item 7.      Financial Statements                                           13

Item 8.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                         26

             Part III

Item 9.      Directors, Executive Officers, Promoters and Control
             Persons; Compliance With Section 16(a) of the Exchange Act     26

Item 10.     Executive Compensation                                         27

Item 11.     Security Ownership of Certain Beneficial Owners and Management 28

Item 12.     Certain Relationships and Related Transactions                 31

Item 13.     Exhibits List and Reports on Form 8-K                          34


Forward-Looking Statements

    Certain statements in this Annual Report on Form 10-KSB constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of E-City Software, Inc. (collectively, referred to as "we," "us," "our," E-City" and/or "the company"), or developments in the company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the company's limited operating history, the company's dependence upon a relative concentration of customers, competition, product development risks, risks of technological change and the company's ability to protect its intellectual property rights.

PART I.

Item 1. DESCRIPTION OF BUSINESS


Overview

    E-City is a development stage computer mapping company. Computer mapping uses digital versions of maps to produce maps on computer, which may be viewed on cd-rom or over the internet or which may in turn be developed into digitally produced paper maps for publication and sale. Some computer mapping technology allows users to interact with the maps in limited ways, allowing them to zoom in closer or farther away from a particular object or section of the map using functions contained on the computer map. Users can also customize some computer maps to their preferences, specifying scale, how roads are identified, or other features, such as color. E-City has produced a style of computer mapping which includes drawings of buildings, features and landscapes on to the computer map of streets and cities. These buildings and landmarks are easy to recognize and facilitate the ability of drivers, pedestrians or tourists to orient themselves and navigate a particular urban area. E-City has produced these computer maps for seven major US cities. In general, the computer mapping industry has focused on developing maps that depict streets and intersections without buildings or landmarks, or with only a symbol indicating a building or landmark. E-City has taken the approach that consumers would desire a city view that contains certain building and landmark information in a way that is easy to recognize. The computer mapping industry is a fairly new industry. Most computer maps are viewed on a free-of-charge basis to consumers visiting websites or requesting driving directions on the internet. These maps are developed and paid for generally either by websites who charge a fee to advertisers to show advertisements to consumers who are looking for maps or by businesses operating a website on the internet who pay computer mapping providers to provide location and direction maps to visitors to their corporate sites.

History and form of organization

    E-City Software, Inc. is a development stage Nevada corporation formed on May 12, 2000 for the purpose of developing and commercializing computer mapping products in cd-rom format and on the internet. Our subsidiary, Butterfly Software, Inc., a British Columbia corporation, was formed on November 8, 1998 for the purpose of producing computerized maps. In its original conception, Butterfly was to make computerized maps in the form of maps of popular tourist destinations which it planned to sell to wholesale and retail customers on cd-rom in a screen saver format. In September of 1999, Butterfly changed its business model and began focusing on the delivery of computer maps via the internet, as well as in cd-rom format.

    Butterfly faced a number of challenges in developing and delivering its mapping products. The development process for the maps involves circling a target city in a helicopter and taking video of the areas to be mapped. Butterfly's in-house animation staff then draws maps of the area based on the video. These maps are digitized, colored, streets are labeled and animated features, such as cars moving across a bridge or people walking, are added. Butterfly faced challenges in developing a software interface that made the maps easy to navigate and use. There were also challenges in compressing the maps to a sufficiently low level of required file storage space to make them practical for transmission over the internet. Butterfly's internal software developers solved these problems through experimentation and trial and error and Butterfly is now able to deliver the maps within acceptable size parameters.

E-City combination with Butterfly Software

    Butterfly Software became a wholly owned subsidiary of E-City on August 15, 2000. E-City purchased 100% of the stock of Butterfly Software on August 15, 2000 in exchange for 50,000 shares of common stock of E-City.

E-City's principal products and services

    E-City has one service which it is currently engaged in providing. E-City plans to offer two other products by the third quarter of 2001. The service which E-City currently provides is the development of computer maps for major metropolitan areas which are developed for a customer and then provided to that customer over the internet and on cd-rom. E-City has one such contract with a customer for the development of 10 major metropolitan areas. E-City has the capability of developing more cities for individual customers on a contract basis. E-City has sought out additional customers, but has not yet found any additional customers for this map development service. When a customer desires to have E-City build an interactive map of a particular city, E-City will prepare a pricing bid for that map build. The price that E-City intends to charge for such services will be determined on a contract-by-contract basis, but will be based on E-City's actual cost in developing the mapping solution, including aerial photography, programming, drawing and graphic design, plus a profit margin of between 0% and 30%, depending on how likely E-City is to be able to leverage the work that it would be doing on the contract to produce other revenue, such as revenue from a printed map product derived from the maps developed under the contract.

    In addition to the custom computer map development services described above, E-City has two other products in development, which it plans to begin selling in the third quarter of 2001. These are a licensed, on-line version of its maps to internet websites and a paper map of its completed cities.

    E-City intends to license its on-line maps either through resellers or directly to individual websites. These websites would pay an annual licensing fee to use E-City maps on their website. E-City intends to offer multiple levels of animation on these maps, different user interface options, some customization of the maps, for instance, highlighting a business' physical location on the electronic map and intends to price these additions as value added services to be paid for as upgrades to a simple license of E-City's current mapping product. E-City currently has the ability to license the completed city maps of Seattle, San Francisco, Las Vegas, Los Angeles, Washington DC, Vancouver, BC and Chicago. E-City also intends to license a less detailed, more traditional computer map, a so-called two dimensional or 2D map of the United States in conjunction with licenses of its visually more detailed city maps which include buildings and landmarks, or three dimensional or 3D maps. E-City has purchased the technology to provide such 2D maps from a third party provider under non-negotiated, standard commercial software license terms renewable on a yearly basis. E-City has then customized these purchased maps so that it can present them and integrate them for an on-line customers needs. The 2D map capability is presently ready to be licensed to customers in connection with E-City's other 3D product.

    E-City has not determined a price for its computer map licensing product or the price of the value added upgrades to such a license. E-City intends to base its prices on the prevailing market prices for similar services by its competitors, including Mapquest and Vicinity. Mapquest and Vicinity price similar products between $1500 and $15,000 per year for each site license, depending on the number of upgrade options requested. E-City intends to have a similar pricing structure, depending on market research, feedback from its potential customers, and the level of interest that it finds in the marketplace for its products.

    E-City is in the process of developing a paper map printed version of its computer city maps. E-City has completed such a paper map for Seattle and Las Vegas. E-City intends to complete paper maps for San Francisco, Chicago, Washington DC and Vancouver, B.C. by September 30, 2001. E-City intends to complete additional paper maps for other cities as it completes market research on potential cities by the end of the third quarter of 2001. E-City intends to price these maps at retail for between $5-$8 per map, depending on the feedback received from potential distributors and potential customers. Depending on the distribution method that E-City selects, E-City would receive between 33% to 60% of the retail price of the paper maps.

Distribution and marketing methods

    Presently, E-City has one distributor of its products in Germany and no distributor outside of Germany. E-City presently makes its custom map development services available to customers who call, email, write or respond to advertisements on E-City's websites and through direct telephone sales calls by E-City's sales staff or through its German distributor. E-City intends to make its computer map licensing available through these same mechanisms. E-City also intends to develop a larger sales force so that it might be able to sell its computer map licensing services directly to website owners. E-City is currently looking for strategic partners who might be resellers of the E-City computer map licensing products. E-City has not determined how it will price such services with respect to resellers. E-City currently offers products to its German distributor for 70% of the sales price of products but has not determined if this pricing structure will be practicable for markets outside of Germany. Management contemplates that pricing in other markets will be done on a revenue-share basis, to be negotiated with a reseller once a possible reseller or resellers have been identified. Such pricing will be determined by the likely volume of sales a reseller might make, any minimum order commitments a reseller might give, any synergies the reseller might provide for E-City's other products, any marketing or brand awareness for E-City that the reseller might provide, the depth and quality of the reseller's customer base and the number of offers from competing resellers that E-City receives.

    E-City does not currently print or distribute paper maps. E-City intends to develop a paper map product for sale during the third quarter of 2001. E-City has not yet determined how such maps will be distributed. E-City intends to approach wholesale map and magazine distributors and national retail book, service station and convenience store chains to seek distribution of its printed map product. E-City has not yet entered into negotiations with any such distributor. It is contemplated that such distribution arrangements, if successfully developed, would involve E-City selling paper maps to distributors at 35-50% of the retail price of those maps and to retailers at 45-60% of the retail price of those maps.

Status of products and services

    Currently E-City has computer maps for delivery over the internet and in cd-rom format for San Francisco, Las Vegas, Seattle, Los Angeles, Chicago, Washington DC and Vancouver, BC. These maps are presently available for viewing on the internet and have been developed under the contract between E-City and Cityscape.

    E-City anticipates that the cities of Miami, Orlando, Salt Lake and New York should be completed by October of 2001.

    E-City currently offers custom mapping development services to individual customers on a contract basis. E-City can design, film, illustrate, render and deliver, in cd-rom format and on the internet, customized computerized maps of any city in the world on a per city contract basis. These maps take between 6 and 12 weeks to develop, depending on the city.

    E-City anticipates having the ability to license its already developed custom mapping products on a per-year license basis to websites in the third quarter of 2001. San Francisco, Seattle, Las Vegas, Los Angeles, Chicago, Washington DC and Vancouver, BC are complete and would be ready for licensure as soon as E-City determines pricing, distribution, and delivery methods.

    E-City has developed a prototype printed map for Seattle and Las Vegas. E-City is currently in the process of seeking printers and distributors for these maps. No printers or distributors have yet been selected. E-City anticipates printing maps for these cities and securing distribution for them in the third quarter of 2001. Thereafter, E-City anticipates printing and distributing paper maps for each city that E-City develops a computer mapping solution.

Revenues

    At the moment, E-City's largest customer is Cityscape.com. Cityscape pays E-City under a software development contract to develop 10 interactive maps to North American cities. E-City anticipates that its sources of revenue in the future will come from sales of its custom mapping development services to websites under software development agreements similar to the one entered into with Cityscape.com. E-City also anticipates that revenue will be derived from license fees for its computer maps to individual websites on an annual license fee basis. E-City also anticipates that revenue will be generated by sales of E-City's paper map products.

Competitive conditions, competitive position and methods of competition

    The computer mapping market in which we compete is relatively new and our services are highly specialized. While competition exists for most of our service offerings, the number of companies with which we compete is relatively small. We expect competition with our services to increase over time as the market for our services grows. Competition may also increase as a result of industry consolidation.

    Our map licensing and mapping development services compete with InfoSpace, MapQuest, Vicinity and Switchboard and, to a lesser degree, with other smaller, location-based content providers. InfoSpace, MapQuest, Vicinity and Switchboard have more experience in the field than we do, have established brand recognition, have successfully developed customers, have significant financial and human resources and have a wider variety of products which they offer than we do. It will be very difficult to compete successfully against these competitors. In addition, while we believe that the visual depictions of buildings, landmarks and the look and feel of E-City maps will appeal to some businesses, this visual differentiation may not be sufficient to attract customers. Furthermore, if we are successful in cultivating a customer base based on the visual detail presented in E-City maps, our competitors could add similar features to their products. In addition, with many potential new clients, an additional competitor to our mapping solution is the client's own in-house information systems department which may initially believe that it can duplicate our services at a lower cost. In each competitive situation that we face, we believe the factors that cause potential clients to consider our services include the depth of our mapping offerings, the visual appeal of our maps, the number of cities that we provide coverage for, our ability to integrate our services into larger marketing initiatives, the quality and reliability of our services, our speed of implementation and the overall quality of our technology and client service.

    Our printed map products, which we do not currently offer but contemplate offering in the third quarter of 2001, compete against a number of suppliers of printed maps. By far, the largest of these printed map companies is Rand McNally, which has a long established brand, comprehensive distribution, an enormous product offering and significant human, financial, technical and strategic resources at its disposal. Rand McNally does not presently offer a city map that depicts buildings and landmarks with the same detail as E-City's planned paper maps. However, if we are successful in cultivating a customer base based on the visual detail presented in E-City maps, our competitors could add similar features to their products. We are in a difficult competitive position, being a new entrant in a field that has such an established, well-financed, highly visible competitive leader. We believe that consumers make paper map purchasing choices based primarily on ease of availability, price and visual appeal. Rand McNally makes maps which are widely distributed, reasonably priced and full-colored. In order to compete successfully in this market, we will have to establish widespread distribution of our paper map products and consumers will have to find those products visually appealing.

Dependence on one customer

    We are heavily dependent on our customer, Cityscape.com, Inc., for a large portion of our sales to date. While we anticipate identifying and securing other customers, we have had limited success in doing so.. We have one development contract with Cityscape.com, Inc. This software development agreement, dated September 15,1999, was originally between 3DCityGuide.com, Inc., which subsequently changed its' name to Cityscape, and Butterfly Software. The agreement specifies payments of $2,000,000 from Cityscape to Butterfly beginning August 1, 1999, with a term of two years. The agreement requires us to create interactive mapping solutions for 10 cities. As of March 31, 2001, we had realized revenue of $1,050,000 under the agreement. The agreement was assumed by E-City at the closing of the E-City purchase of Butterfly Software, which occurred on August 15, 2000. We have completed seven cities under the agreement, Seattle, San Francisco, Las Vegas, Los Angeles, Chicago, Washington DC and Vancouver, B.C. We anticipate completing the three remaining cities by October 31, 2001.

    There can be no assurance that E-City will derive significant revenue from customers other than Cityscape. E-Citys' potential customers include various industry segments on the internet, including retail, service providers, governmental offices and industrial concerns.


Research and development

    Other than the acquisition of Butterfly Software, E-City has not made an investment to date in research and development. E-City has developed its computer mapping process as part of the execution of its obligations under the Cityscape software development agreement. To the extent that the development of E-City's mapping process qualifies as research and development, 100% of the development of its products was borne by E-City's customer. Butterfly Software, E-City's subsidiary and predecessor entity, spent $99,893 on research and development.


Proprietary rights and licensing

    We rely primarily on a combination of copyrights, licenses, trade secret laws and restrictions on disclosure to protect our intellectual property and proprietary rights. We also enter into confidentiality agreements with our employees and consultants, and generally control access to and distribution of our internal documentation and other proprietary information. Our only license that we have granted a customer of our products is the license granted to Cityscape under the software development agreement. The software that we utilize in the development of our computer maps is all commercially available software that we purchase with the standard form of end user license agreement.


Regulatory environment

    The aspect of our business which faces significant governmental regulation or is likely to face such regulation is the aspect of our computer mapping capability delivered via the internet and through our website. Within the United States, the legal landscape for internet privacy is new and rapidly evolving. Collectors and users of consumer information over the internet face potential tort liability for public disclosure of private information; and liability under federal and state fair trade acts when information sharing practices do not mirror stated privacy policies. Due to the increasing popularity and use of the internet, it is likely that a growing number of laws and regulations will be adopted at the international, federal, state and local levels relating to the internet covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of services. Further, the growth and development of the market for activity on the internet may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may impair the growth of the internet, which could, in turn, decrease the demand for our services and increase our cost of doing business. Moreover, the applicability to the internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the internet could harm our business.

Employees and consultants

    As of March 31, 2001, we had 16 employees and three consultants, 12 of whom were based at our offices in Vancouver, British Columbia and four of whom are based out of our offices in Seattle, Washington. None of our employees is subject to a collective bargaining agreement. We do not have any written employment agreements with any of our employees. We believe that our relations with our employees and consultants are good.

Item 2. DESCRIPTION OF PROPERTY

    Most of our employees are located in an approximately 6,000 square foot facility in Vancouver, British Columbia. The lease for this facility expires in May, 2002. The terms of this lease are as follows: On April 30th, 1999 Butterfly Software entered into a 3 year lease agreement for approximately 3,026 square feet of office space for a total financial commitment of approximately $89,296 Canadian over the period June 1, 1999 thru May 31, 2002. Further, on April 20th, 2000 Butterfly Software entered into a 26 month lease agreement for approximately 2,858 square feet of office space for a total financial commitment of approximately $54,137 Canadian over the period April 1, 2000 thru May 31, 2002. The leases are attached to this report as Exhibits 10.11 and 10.12. Our headquarters are located in Seattle, Washington of approximately 600 square feet. This facility is rented on a month-to-month basis with no lease agreement. We believe that these existing facilities are adequate to meet our current, foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms.


Item 3. LEGAL PROCEEDINGS

    We are not a party to any legal proceedings.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.


Part II.

Item 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS


    There is no trading market for our common stock at present and there has been no trading market to date. We cannot guarantee that a trading market will ever develop or if a market does develop, that it will continue. As of March 31, 2001, there are no options outstanding to purchase shares of our common stock and no options to purchase our common stock that are authorized and available for grant. We have no shares that are currently eligible for sale under Rule 144 and 4,915,000 shares which will be eligible for sale under Rule 144 on August 9, 2001. We have 50,000 shares which will become eligible for sale under Rule 144 on August 15, 2001. We have 3,853,000 common shares which were registered under the Securities Act on form SB-2. This registration statement became effective on May 4, 2001. As of March 31, 2001, there were approximately 50 holders of record of our shares of common stock. No dividends have been paid on our common stock to date, and we have no plans to pay dividends on our common stock in the foreseeable future.

    The Securities and Exchange Commission has adopted a rule that established the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As a result, if trading in our common stock is determined to be subject to the above rules, a stockholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our securities.

Recent sales of unregistered securities

    Between May 12, 2000 and August 1, 2000, the registrant sold 4,915,000 shares of common stock. There was no public offering of the shares. The duration of the offering period was May 12, 2000 to August 1, 2000 at a price per share of par value of $0.0001 per share, for total offering proceeds to the company of $491.50. These issuances are exempt from registration under the Securities Act in accordance with Regulation D, Rule 505. These shares were issued to officers, directors and affiliates of the company, as well as a limited number of donees of officer and director Anis Jessa. A total of 51 offers concerning the securities were made during the period of the offering. There was no general solicitation, public announcement, advertisement or general offering of the securities. All of the offers were made to acquaintances and business associates of the officers and directors of the company. These 51 offers resulted in sales of 4,915,000 shares to 50 shareholders of record. Of the 50 sales that took place, 30 sales were made to unaccredited, non-affiliate investors. Each individual investor, whether accredited, unaccredited, affiliated or unaffiliated was provided with the following information: (i) the information required to be furnished in Part I of Form SB-2 under the Securities Act; (ii) the information required by Item 310 of Regulation S-B; (iii)the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the issuer possesses or can acquire without unreasonable effort or expense that is necessary to verify the accuracy of any information furnished in connection with the offering; (iv) written disclosure regarding the limitations and restrictions on resale of the securities.

    Officer and director Robin Moulder purchased 20,000 shares of common stock at $0.0001 per share on August 1, 2000 in the above mentioned private placement. Officer and director Sal Devji purchased 200,000 shares of common stock at $0.0001 per share on August 1, 2000 in the above mentioned private placement. Officer Susan Polmar purchased 5,000 shares of common stock at $0.0001 per share on August 1, 2000 in the above mentioned private placement.

    On February 1, 2001, Salim Devji resigned as an officer, director and employee of E-City Software. As part of his settlement and severance package, Mr. Devji agreed to transfer 175,000 of his common shares of E-City Software to Anis Jessa.

    On August 15, 2000, E-City issued to Butterfly Software, a related party, accredited investor who had access to information regarding the registrant, 50,000 shares of common stock in exchange for the purchase of 100% of the issued and outstanding stock of Butterfly Software under the attached stock purchase agreement. This issuance is exempt from registration under the Securities Act in accordance with Regulation D, Rule 505.

    The company has relied on Regulation D, Rule 505 of the Securities Act of 1933 for its private placement exemption, such that the sales of the securities were transactions by an issuer not involving any public offering. All of these securities have been appropriately marked with a restricted legend and are "restricted securities" as defined in Rule 144 of the rules and the regulations of the Securities and Exchange Commission, Washington D.C. 20549. All of these securities were issued for investment purposes only and not with a view to redistribution, absent registration. All of the purchasers have been granted access to the complete books, financial records, contracts, and other business documents of E-City. Each has also had the opportunity to ask questions of the management, employees, advisors, attorneys and accountants for E-City. In addition, each was granted physical access to E-City's facilities for inspection. Transactions by the registrant involving the sales of these securities set forth above were issued under the "private placement" exemptions under the Securities Act of 1933 as transactions by an issuer not involving any public offering. The registrant has made its own independent determination, based on its own investigation as to whether each person is (i) a sophisticated investor capable of assessing the risks inherent in a private offering, (ii) able to bear the economic risk of his investment and (iii) aware that the securities were not registered under the Securities Act of 1933 and cannot be re-offered or re-sold until they have been so registered or until the availability of an exemption therefrom. The transfer agent and registrar of the registrant will be instructed to mark "stop transfer" on its ledgers to assure that these securities will not be transferred absent registration or until the availability of an applicable exemption is determined.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements.


Overview

    E-City Software, Inc. is a development stage Nevada corporation formed on May 12, 2000 for the purpose of developing and commercializing computer mapping products in cd-rom format and on the internet for Internet sites and other businesses that utilize computerized mapping services. We develop and market products that allow our clients to provide computerized mapping services to their customers. Our subsidiary, Butterfly Software, Inc., a British Columbia corporation, was formed on November 8, 1998 for the purpose of producing computerized maps. In its original conception, Butterfly was to make computerized maps in the form of maps of popular tourist destinations which it planned to sell to wholesale and retail customers on cd-rom in a screen saver format. In September of 1999, Butterfly changed its business model and began focusing on the delivery of computer maps via the internet, as well as in cd-rom format. Butterfly Software became a wholly owned subsidiary of E-City on August 15, 2000. E-City purchased 100% of the stock of Butterfly Software on August 15, 2000 in exchange for 50,000 shares of common stock of E-City.

    We intend over the next 12 months, to add two new products to our currently available product offering. Presently, we are in the process of developing 10 computer maps of North American cities under our software development contract with Cityscape. Our only currently offered product consists of this computer map product that we can create for potential customers on a city by city basis, under similar terms as the contract that we entered into with Cityscape.

    While we have the ability and staff presently to produce a map of another North American city every six to eight weeks, we would like to expand that ability to producing a North American or international city every four weeks. To increase our development capability and speed will require an additional $500,000 for the hiring of new developers and the purchase of new equipment.

    We would also like to develop a sales force to sell this product to potential customers, as well as the paper map product and the computer map licensing product that we have in development. Presently, we have a full-time sales staff of two people. We would like to expand that sales staff to 10 people, which we believe would allow us to target potential customers for all three products effectively. We would also like to advertise our products via the internet, attendance at trade shows and through print and outdoor media. We estimate that to expand the sales department and to advertise our products to create awareness and attract potential customers, we need to spend $500,000 on sales and marketing over the next twelve months.

    We intend to design, print and achieve distribution for our printed map product, which we expect to begin production of in the third quarter of 2001. In order to typeset and print a full set of paper maps for our first city, we anticipate upfront costs of around $15,000 for 50,000 maps. We expect that distribution costs will run approximately $5000 for the first 50,000 maps. If we are successful in securing distribution for the first set of printed maps, we anticipate distributing at least 9 additional paper map products over the course of the next twelve months. Each new city will cost approximately $20,000 to print and distribute. We believe that the total budget that we will need to print and distribute 500,000 maps for 10 cities will be $200,000. Our anticipated revenues from the sale of paper maps at a wholesale distributor price of $2.50 to $3.00 per map will be between $1,250,000 and $1,500,000, assuming that all of the maps were sold.

Results of operations for the years ended March 31, 2001 and 2000.


    Revenues for the year ended March 31, 2001 were $800,000 as E-City completed work on four additional cities under the Cityscape software development agreement. Revenues for the year ended March 31, 2000 were $250,000 as E-City completed work on the city of Las Vegas.

    Revenue from the sale of the interactive guides is recognized when delivery is complete, and no significant obligations remain unfulfilled by E-City and when collection of any remaining receivable is probable. Payments collected prior to revenue recognition are accounted for as deferred revenue.

    At the moment, E-City's largest customer is Cityscape.com. Cityscape pays E-City under a software development contract to develop 10 interactive maps to North American cities. E-City anticipates that its sources of revenue in the future will come from sales of its custom mapping development services to websites under software development agreements similar to the one entered into with Cityscape.com. E-City also anticipates that revenue will be derived from license fees for its computer maps to individual websites on an annual license fee basis. E-City also anticipates that revenue will be generated by sales of E-City's paper map products.

Operating Expenses

    General and administrative expenses are comprised primarily of expenses related to the support and maintenance of our software development team. Other costs include consulting fees, accounting services and filing fees.

     General and administrative expenses for the year ended March 31, 2001 were $286,773 an increase of $208,379 over the same period in the previous year. This increase is due to the expansion of E-City's marketing, web design and mapping capabilities, as well as higher depreciation and amortization costs and higher office, consulting and legal expenses. We expect general and administrative expenses to increase substantially over the previous year if E-City is successful in developing and marketing a paper mapping product and in obtaining new customers for its products and services. We anticipate that such expenditures could be as high as $550,000 or more depending on the level of growth.

    Research and development expenses were not incurred during the fiscal year ended March 31, 2001, due to the fact that our core software development of our interactive city guide had already been completed. In the same period in 2000, research and development expenses totaled $99,893. Since that time no additional funds have been spent on research and development. At the moment, we have not spent money in the development of our paper mapping products. We anticipate spending approximately $200,000 to $400,000 on product development over the next twelve months.


Financial Condition

    For the year ended March 31, 2001 E-City had net income of $153,639 while for the year ended March 31, 2000, the company had incurred net losses of $61,483. Also, for the year ended March 31, 2001 and 2000, the company had a working capital deficit of $8,805 and $126,696, respectively.

    E-City has formulated a plan involving several efforts including an increased marketing effort to contact potential customers. Expenses and costs are also being examined to determine their need and effectiveness to meet the company's goals. Various equity sources are also being explored in order to generate cash if needed. Along with exploring equity sources, E-City is also pursuing financing options, although nothing specific has yet been established with an investor or financing party. If needed, E-City has also considered cutting back on its projects which would entail a reduction of force and related expenses and curtailment of certain advertising and marketing efforts.

    The company is in a very tenuous cash position going forward. There are reserves of less than three month's of operating cash and payments from Cityscape under the software development agreement cannot be assured. There can be no assurance that E-City will develop any new customers, or that its pricing arrangement with such customers, if located, will be sufficient to provide E-City with the financial resources necessary to continue operation.

Liquidity and capital resources

    We continue to finance our growth primarily through funds generated from operations. For the year ended March 31, 2001, net cash provided by operating activities was $100,729. As of March 31, 2001, we had cash and cash equivalents of $40,290.

    The company had a positive change in cash of $25,632 for the year ended March 31, 2001. The principal sources of cash were net earnings in the amount of $153,639, an increase in accounts payable and accrued expenses of $32,493, an increase in our provision for income taxes of $42,857 and an increase in depreciation and amortization of $43,802. The principal uses of cash were an increase in work in progress of $124,023, an increase in equipment of $87,282, and a decrease in deferred revenue of $60,127.

    The company had a positive change in cash of $2,206 for the year ended March 31, 2000. The principal sources of cash were an increase in related party advances payable of $169,747, an increase in deferred revenue of $96,000, an increase in accounts payable and accrued expenses of $26,788 and an increase in depreciation and amortization of $11,463. The principal uses of cash were an increase in related party advances receivable of $$85,178, an increase in work in progress of $73,068, net losses of $61,483, an increase in equipment of $59,600 and an increase in prepaid expenses of $13,035.

   For the year ended March 31, 2001 and 2000, the company had contract work in progress of $192,243 and $74,169, respectively. Contract work in progress represents the costs to produce the interactive guides and is accumulated as an asset and recorded as costs of goods sold when revenue is recognized. Management has elected to include into work in progress a portion of general and administrative costs based on a reasonable usage for the direct production of the interactive city guides. Other direct costs are included at 100% until the revenue is recognized.

     The interactive city guides of Vancouver, B.C. and Washington, DC contributed $64,826, and $60,139 respectively towards contract work in progress as of March 31, 2001. These two interactive city guides were approximately 90% complete as of March 31, 2001 and were completed in April 2001. Contract work in progress for projects that are not expected to be included in costs of good sold during the twelve months following the balance sheet date are recorded as long-term costs in the "other assets" section of the balance sheet. Contract work in progress that is expected to be recorded as costs of sales within the next twelve months is included in current assets. As of March 31, 2001, all projects for which costs have been incurred are expected to be completed within twelve months and, accordingly, contract work in progress is included in current assets.

    We believe that existing cash balances and funds generated from operations are insufficient to meet our liquidity needs for the foreseeable future. We are actively pursuing customers so that we may reach a level of sales sufficient to meet our liquidity needs.

    While E-City is optimistic about the company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its growth outlook.

     We need working capital to execute our business plan and, in the future, we may acquire or make investments in complementary businesses, products, services or technologies on an opportunistic basis when we believe they will assist us in carrying out our business strategy. We do not have any present understanding, nor are we having any discussions relating to any such acquisition or investment. Any such acquisition or investment could harm our operating results or cause our stock price to decline because:

- the amount of time and level of resources required to successfully integrate its business operation could be substantial;
- challenges in assimilating personnel, organizational structure, and technology could cause significant delays in executing other key areas of our business plan;
- the key personnel of the acquired company may decide not to work for us, which could result in the loss of key technical or business knowledge to us; and
- we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our existing stockholders.

     We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through September 2001. If cash generated from operations is insufficient to satisfy our liquidity requirements after that date, we may seek to sell additional equity or debt securities or to obtain a credit facility; however, at the present time, we have not entered into any arrangements or understandings with respect to any such financings. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in operating covenants that would restrict its operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Cash requirements

    Presently, without the sale of additional shares, we do not have sufficient capital to maintain, grow or continue our operations for the next 12 months. Our plan of operation is therefore dependent upon our ability to raise capital. We have less than three months of working capital or cash available presently. We need to raise additional funds as soon as practicable. We presently have no arrangements or understandings with any investors or potential investors with respect to an investment in E-City. We have not decided at what price or under what terms we will raise such additional funds. The factors that we will utilize in making such a decision include, our success in developing new customers or strategic partners for E-City, the market valuation of our competitors, the availability of investments generally for development stage start-up companies and the feedback that we receive from potential investors. We intend to target potential customers and potential strategic partners as possible investors in E-City, though we have not received any indications of interest so far. E-City has identified acquaintances of the officers and directors who are interested in providing debt or equity financing for E-City. E-City has not reached any terms with such prospective investors in which such financing would be forthcoming. E-City intends to pursue these sources of possible financing. In addition, E-City intends to pursue financing via venture capital funds and private capital groups. E-City has not yet identified any specific venture capital funds or private capital groups. E-City intends to identify such funds by September 30, 2001. There can be no assurance that E-City will be successful in identifying appropriate funds or that such funds, if identified, will be willing to make an investment in E-City on financial terms acceptable to E-City. E-City also intends to solicit proposals from investment banking firms to conduct financing on behalf of the company. E-City has not identified any specific investment banking firm to date. E-City intends to identify an appropriate investment banking firm by September 30, 2001. There can be no assurance that E-City will be successful in identifying an appropriate investment banking firm or that once identified such an investment banking firm will be willing and able to provide financing to E-City under acceptable terms and conditions. If we are unable to raise additional or sufficient funds for E-City, we will have to abandon our additional hiring plans, possibly close either our Seattle or Vancouver office to consolidate, abandon our plan to produce paper maps, reduce staff or salaries, increase the number of customers, or some combination thereof. These steps may not be sufficient and we may fail, even with these measures, if we are unsuccessful in raising additional funds under acceptable terms.


Research and development

    We intend to develop an ability over the next twelve months to deliver our maps via hand held, internet enabled devices, such as a cellular phone or a Palm Pilot or other personal electronic device. We do not yet know how much it will cost to develop such an ability. We also intend to continue to develop techniques for compressing our computer maps, shrinking their file size, so that we might transmit them faster over the world wide web. We do not yet know how much it will cost to do this. The factors we will use to determine how much money to spend on research and development will include, feedback from our customers, the expenditures of our competitors, the availability and terms of additional financing that we intend to seek, our available cash and general market conditions.

Plant and equipment

    We currently have offices in Seattle, Washington and Vancouver, British Columbia. Most of our core software development and mapping and animation technology will be hosted in Vancouver where the employee base is large and wages are generally lower than in most regions of the United States for software developers. We would like to expand our Seattle and Vancouver offices if we are able to hire additional employees and our customer growth supports such an expansion. According to the growth plan that we have currently, we will need approximately 5000 additional square feet of office space between the two facilities. We believe that this space will be available to lease on an already improved basis and should cost us approximately $60,000 per year in office lease payments.

Employees

    We plan to hire approximately 15 additional developers in the next 12 months to meet business expansion and continue servicing existing and new clients, developing existing and new business lines, and augmenting our management, marketing, sales and business development capacities. We intend to hire an additional 8 to 10 sales and marketing staff members. This should bring our total of new hires to around 25 over the course of the next 12 months. We estimate the average cost of each new hire to be approximately $45,000 per year. If we are unable to afford to hire so many people, we will scale back our expansion plans accordingly.

Item 7. FINANCIAL STATEMENTS

Index to Consolidated Financial Statemtents

Report of HANSEN, BARNETT & MAXWELL CERTIFIED PUBLIC ACCOUNTANTS ....F1     (14)

Balance Sheet .......................................................F2     (17)

Statements of Operations ............................................F3     (18)

Statements of Shareholders' Equity...................................F4     (19)

Statements of Cash Flows.............................................F5     (20)

Notes to Financial Statements........................................F6-10  (21)

                              E-CITY SOFTWARE, INC.
                                 AND SUBSIDIARY






               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS






                             March 31, 2001 and 2000

                              E-CITY SOFTWARE, INC.

                                 AND SUBSIDIARY



                                TABLE OF CONTENTS


                                                                            Page

Report of Independent Certified Public Accountants ..................F1     (16)

Financial Statements:

Consolidated Balance Sheets - March 31, 2001 and 2000...............F2      (17)

Consolidated Statements of Operations for the Years Ended
March 31, 2001 and 2000.............................................F3      (18)

Consolidated Statements of Stockholders' Equity (Deficit) for the
Years ended March 31, 2001 and 2000.................................F4      (19)

Consolidated Statements of Cash Flows for the Years ended
March 31, and 2000..................................................F5      (20)

Notes to Financial Statements ......................................F6-10   (21)

                           HANSEN, BARNETT & MAXWELL
                           A Professional Corporation
                          CERTIFIED PUBLIC ACCOUNTANTS

                                 (801) 532-2200
              Member of AICPA Division of Firms Fax (801) 532-7944
                  Member of SECPS 345 East 300 South, Suite 200
    Member of Summit International Associates Salt Lake City, Utah 84111-2693



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
E-City Software, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of E-City Software, Inc. and subsidiary as of March 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E-City Software, Inc. and subsidiary as of March 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



                                                       HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
May 1, 2001


                                                                                        F-2

                      E-CITY SOFTWARE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                        As of March 31,

                                                                    2001            2000
                                                             -----------      ----------

                                     ASSETS
Current Assets
      Cash                                                  $    40,290      $    14,658
      Accounts receivable                                       109,000              ---
      Contract work in progress                                 192,243           74,169
      Related party notes receivable                             74,917              ---
      Prepaid expenses & other current assets                     9,327           13,232
      Related party advances                                      3,207           86,055
                                                            -----------      -----------

           Total Current Assets                                 428,984          188,114
                                                            -----------      -----------

Property and Equipment
      Automobiles                                                19,355           21,043
      Furniture and fixtures                                     11,060            6,480
      Computer equipment                                         83,435           52,792
      Computer software                                          35,558              ---
      Leasehold improvements                                     11,747              ---
      Less: accumulated depreciation                           (50,872)         (11,636)
                                                            -----------      -------------

           Net Property and Equipment                           110,283           68,679
                                                            -----------      -----------

Other Assets (net of amortization)                                  724              ---
Deferred tax asset                                               19,421              ---
                                                            -----------      -----------

Total Assets                                                $   559,412      $   256,793
                                                            ===========      ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
      Accounts payable                                      $    36,258      $     3,451
      Accrued expenses                                           29,890           29,691
      Obligations under capital lease-current portion             3,507            3,538
      Related party advances                                    321,173          182,130
      Deferred revenue                                           25,000           96,000
      Accrued income taxes                                       21,961              ---
                                                            -----------      -----------

           Total Current Liabilities                            437,789          314,810
                                                            -----------      -----------

Obligations Under Capital Lease-Long Term                        10,275           14,984
Deferred income taxes                                            42,293              ---
                                                            -----------      -----------

Total Liabilities                                               490,357          329,794
                                                            -----------      -----------

Stockholders' Equity (Deficit)
      Common stock, $0.0001 par value, 50,000,000 shares
      Authorized, 4,965,000 and 50,000 shares issued and
      outstanding, respectively                                     497                5
      Retained Earnings (deficit)                                85,503         (68,136)
      Accumulated other comprehensive income (loss)            (16,945)          (4,870)
                                                            -----------      -----------

           Total Stockholders' Equity (Deficit)                  69,055         (73,001)
                                                            -----------      -----------

Total Liabilities and Stockholder's Equity (Deficit)        $   559,412      $   256,793
                                                            ===========      ===========

THE  ACCOMPANYING  NOTES ARE AN INTEGRAL  PART OF THESE  CONSOLIDATED  FINANCIAL STATEMENTS

                                                                             F-3

                      E-CITY SOFTWARE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000




                                                   2001            2000
                                            -----------     -----------

Sales                                       $   800,000     $   250,000

Cost of Goods Sold                              308,182         132,023
                                            -----------     -----------

      Gross Profit                              491,818         117,977

Operating Expenses
General and administrative expenses             286,773          78,394
Research and development                            ---          99,893
                                            -----------     -----------

            Total Operating Expenses            286,773         178,287
                                            -----------     -----------

Income (Loss) from Operations                   205,045        (60,310)

Other Income (Loss)
      Interest income                               856              57
      (Loss) on foreign currency exchange       (7,429)         (1,230)
                                            -----------     -----------

            Net Other Income (Loss)             (6,573)         (1,173)
                                            -----------     -----------

Income (Loss) Before Provision
For Income Taxes                                198,472        (61,483)
                                            -----------     -----------

Provision For Income Taxes                     (44,833)             ---
                                            -----------     -----------

Net Income (Loss)                           $   153,639     $  (61,483)
                                            ===========     ===========

Basic And Diluted Income (Loss)
Per Share                                   $      0.03     $    (0.01)
                                            ===========     ===========

Weighted Average Shares Outstanding           4,834,315       4,740,000
                                            ===========     ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                              F-4


                                                      E-CITY SOFTWARE, INC. AND SUBSIDIDARY
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                  FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

                                                                                       Accumulated
                                                                            Retained   Other
                                      Common Stock       Paid in            Earnings   Comprehensive     Total
                                  Shares       Amount    Capital           (Deficit)   Income (Loss)    Equity


Balance - March 31, 1999          50,000            5            -           (6,653)         (39)      (6,687)

Net loss                               -            -            -          (61,483)            -     (61,483)
Translation adjustments                -            -            -                 -      (4,831)      (4,831)
                                                                                                     ---------
Comprehensive loss                     -            -            -                 -            -     (66,314)
                              ----------    ---------   ----------     -------------    ---------    ---------

Balance - March 31, 2000          50,000            5            -          (68,136)      (4,870)     (73,001)


Net Income                             -            -            -           153,639            -      153,639
Translation adjustments                -            -            -                 -     (12,075)     (12,075)
Founder's shares issued at
inception of E-City Software,
Inc. on May 12, 2000           4,690,000          469                                                      469
Company shares issued on
August 1, 2000                   225,000           23                              -            -           23
                                                                                                     ---------
Comprehensive Income                   -            -            -                 -            -      142,056
                              ----------    ---------   ----------     -------------    ---------    ---------

Balance - March 31, 2001       4,965,000   $      497  $         -    $       85,503   $ (16,945)   $   69,055
                              ==========   ==========  ===========    ==============   ==========   ==========

THE  ACCOMPANYING  NOTES ARE AN INTEGRAL  PART OF THESE  CONSOLIDATED  FINANCIAL STATEMENTS


                                                                                           F-5

                      E-CITY SOFTWARE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000



                                                                   2001               2000
                                                            -----------       ------------

Cash Flows From Operating Activities
     Net Income (loss)                                      $   153,639         (61,483)
    Foreign exchange (gain) loss                                  7,429            1,230
    Depreciation and amortization                                43,802           11,463
    Deferred income tax provision                                42,857              ---
Changes in current assets and liabilities:
       Accounts receivable                                    (109,000)              ---
       Related party advances receivable                          9,634         (85,178)
       Work in process                                        (124,023)         (73,068)
       Prepaid expenses and other current assets                  (364)         (13,035)
       Accounts payable and accrued expenses                     32,493           26,788
       Related party advances payable                           104,389          169,747
       Deferred revenue                                        (60,127)           96,000
                                                            -----------      -----------

       Net Cash Provided by
       Operating Activities                                     100,729           72,464
                                                            -----------      -----------

Cash Flows From Investing Activities
    Purchase of property and equipment                         (87,282)         (59,600)
    Purchase of other assets                                      (834)              ---
                                                            -----------      -----------

       Net Cash (Used in) Investing Activities                 (88,116)         (59,600)
                                                            -----------      -----------

Cash Flows From Financing Activities
    Principal payments of long-term debt                        (3,254)          (5,257)
    Borrowings under long-term debt                              50,000              ---
    Proceeds from stock issues                                      492              ---
                                                            -----------      -----------

       Net Cash (Used In) Provided by
         Financing Activities                                    47,238          (5,257)
                                                            -----------      -----------

       Effect of Exchange Rate
         Changes on Cash                                       (34,219)           5,401
                                                            -----------      -----------


Net Increase in Cash and Cash Equivalents                        25,632            2,206

Cash and Cash Equivalents at
  Beginning of Year                                              14,658           12,452
                                                            -----------      -----------

Cash and Cash Equivalents at End of Year                        $40,290      $    14,658
                                                            ===========      ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                                                                             F-6
                      E-CITY SOFTWARE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations -- Butterfly Software, Inc. "Butterfly" was incorporated on November 9, 1998 under the laws of British Columbia, Canada. Its primary business activity is the development of interactive computer software (interactive city guides) produced on a contract basis for customers. On May 12, 2000, E-City Software, Inc. "E-City" was created as a Nevada corporation by the major shareholder of Butterfly and 4,690,000 shares of common stock were issued as founders' shares. Subsequent to E-City's formation and under a purchase agreement between Butterfly and E-City, the 100 outstanding shares of Butterfly were exchanged for 50,000 shares of E-City. In this way, Butterfly became a wholly owned subsidiary of E-City. For financial reporting, the acquisition was accounted for at historical cost in a manner similar to a pooling-of-interests with Butterfly considered the acquiring corporation. The historical financial statements of Butterfly, which are presented herein, were restated to reflect the E-City shares issued to the Butterfly shareholders. E-City and its subsidiary, Butterfly, are herein referred to as "the Company".

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of E-City Software, Inc and it's wholly owned subsidiary. Inter-company transactions and accounts have been eliminated in consolidation.

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

Software Revenue -- Revenue from licenses of the interactive guides is recognized when delivery is complete, and no significant obligations remain unfulfilled by the Company and when collection of any remaining receivable is probable. Payments collected prior to revenue recognition are accounted for as deferred revenue.

Contract Work In Progress -- In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Subsequent costs to produce the interactive guides are accumulated as an asset, "contract work in progress", and recorded as costs of goods sold when revenue is recognized. Contract work in progress for projects that are not expected to be included in costs of good sold during the twelve months following the balance sheet date are recorded as long-term costs in the "other assets" section of the balance sheet. Contract work in progress that is expected to be recorded as costs of sales within the next twelve months is included in current assets. As of March 31, 2001 and 2000, all projects for which costs have been incurred are expected to be completed within twelve months and, accordingly, contract work in progress is included in current assets.

Major Customers -- During the years ended March 31, 2001 and 2000, revenue from one customer amounted to $800,000 and $250,000 respectively. In December 2000, the Company entered into a development agreement with Josef Keller Verlag GmbH & Co. Verlags-KG, a limited liability entity under the laws of Germany to build ten interactive city guides to German cities using the Company's mapping technology and to jointly market them. The Company was advanced $25,000 under the agreement. As of March 31, 2001, the Company had not delivered any products and thus recorded $25,000 in deferred revenue.

Financial Instruments -- The amounts reported as cash, related party accounts receivable, accounts payable, accrued liabilities and unearned revenue are considered to be reasonable approximations of their fair values due to their near-term maturities based on information available to management at the time of the preparation of the consolidated financial statements.

Cash and Cash Equivalents -- The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Property and Equipment -- Property and equipment is reported at cost. Minor repairs, enhancements, and maintenance costs are expensed when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended March 31, 2001 and 2000, was $42,175 and $11,463 respectively. Major categories of property and equipment and estimated useful lives are as follows:

                                                     Estimated Useful Life

                  Furniture and fixtures....................3-7 years

                  Computer equipment....................... 5 years

                  Automobiles.............................. 5 years


Impairment of Long-lived Assets -- The Company reviews its long-lived assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. The Company does not consider any of its long-lived assets to be impaired.

Foreign Currency Translation -- Monetary assets and liabilities which are denominated in currencies other than Canadian Dollars are translated at the exchange rate in effect at the balance sheet date. Revenue and expense items are translated at rates of exchange prevailing on the transaction dates. All exchange gains or losses are recognized currently in earnings.

For reporting purposes, the financial statements have been translated into United States Dollars. Assets and liabilities are translated at the exchange rate in effect on the balance sheet date. Revenue and expense items are translated at an average exchange rate. Translation adjustments representing translation gains or losses are recorded as a component of comprehensive income.

Basic and Diluted Loss Per Share -- Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share. There were no potentially issuable shares at March 31, 2001 and 2000.

Earnings per share for the year ended March 31, 2000 has been calculated by considering the 4,690,000 shares issued upon the inception of E-City on May 12, 2000 as being outstanding for the entire period from November 9, 1998.

Income Taxes -- The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided, as necessary.

New Accounting Standards -- In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This statement, as extended by SFAS No. 137, is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect this statement to have a material impact on the Company's results of operations, financial position or liquidity.

On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin requires the application of specific criteria in determination of the timing of revenue recognition in financial statements and is effective for all fiscal years beginning after December 16, 1999. The Company's accounting policies conform to the requirements of this bulletin and the adoption of this bulletin had no material effect upon the Company's results of operations, financial position or liquidity.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." Interpretation No. 44 provides definitive guidance regarding accounting for stock-based compensation to non-employee directors. Interpretation 44 allows non-employee directors to be treated as "employees" for purposes of applying APB Opinion No. 25. The Company does not expect this statement to have a material impact on the Company's results of operations, financial position or liquidity.

                                                                             F-8

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Cash Flow Information -- During the years ended March 31, 2001 and 2000, the Company paid $1,068 and $1,060, respectively, for interest.

Noncash Investing and Financing Activities -- During 2000, the Company entered into a capital lease arrangement for a vehicle valued at $21,043. The Company also transferred equipment valued at $1,225 to a shareholder as a payment on a note from the shareholder.

NOTE 3-RELATED PARTY TRANSACTIONS AND BALANCES

The Company entered in to an agreement in September 1999 with a related party under common control to develop ten interactive city guides for a total contract price of $2,000,000. During the year ended March 31, 2000 the Company completed and delivered the first interactive guide and recognized revenues of $250,000. During the year ended March 31, 2001 the Company completed and delivered four additional city guides and recognized $800,000 of revenue upon completion. In addition, the Company has received deposits on subsequent city guides that it has recorded as deferred revenue pending completion of each guide. The deferred revenue under this account amounted to $0 and $96,000 for the years ended March 31, 2001 and 2000, respectively. As of March 31, 2000, one project was completed and sold and there were no operational problems associated with the completed project. As of March 31, 2001, three projects were underway with estimated completion dates of May 2001. Three other projects are expected to be started during calendar 2001 and completed by August 2001. As of March 31, 2001, the Company had accounts receivable from this party of $109,000 relating to the contract.

In addition, the Company also advanced funds to this related party. As of March 31, 2000, the Company had unreimbursed advances of $86,055 from the related party. On January 15, 2001, the Company converted the remaining portion of this advance $74,917 into a note receivable. The note bears 8% interest and is due on or before January 15, 2002.

As of March 31, 2001 the Company had unreimbursed advances of $3,207 from other related parties.

The Company received cash advances from various shareholders and other companies under common management. Amounts due to these related parties are non-interest bearing and without specific terms of repayment. As of March 31, 2001 and March 31, 2000 the Company owed $21,173 and $182,130 respectively.

During the year ended March 31, 2001, the Company paid $4,956 to a related company through common management for rent.

NOTE 4 - ADVANCES / NOTES PAYABLE

In January and February 2001, various shareholders and unrelated individuals advanced/loaned an aggregate of $300,000 to the Company. Currently there are no formal agreements for the payback of these advances/loans. The $300,000 has been reflected as a current liability on the accompanying financial statements. As of March 31, 2001, accrued interest of $491 is recorded in accrued liabilities. The Company intends to payback the advances/loans when a substantial customer or investor is obtained. Total proceeds from the shareholders related to the $300,000 were $250,000.

NOTE 5-COMMITMENTS

Obligations under Capital Leases -- During 2000, the Company entered a capital lease agreement for a vehicle. The lease is for 48 months with a minimum monthly payment of $401. Equipment under capital leases as of March 31, 2001 was as follows:

                  Automobile                              $ 19,355
                  Less: Accumulated depreciation           (7,662)
                                                           -------
                                                          $ 11,693

Operating Lease Obligations -- On February 29, 2000, the Company entered into a 24-month lease agreement for a vehicle. The lease payment is $458 per month. This lease was terminated in March of 2001. Upon this termination, the Company entered into another 24 month lease agreement for a new vehicle. The monthly payments are approximately $260 and the lease expires in March of 2003.

On March 31, 2000, the Company entered into a 3-year agreement to lease office space for monthly payments of $1,552. A yearly escalation allowance is provided in the lease agreement.

Rental expense for the years ended March 31, 2001 and 2000 was $38,164 and $19,766, respectively.

The future minimum lease payments for capital and operating leases as of March 31, 2001 are as follows:


For the Year Ending                                   Capital         Operating
March 31,                                              Leases            Leases
--------------------------------------              ------         ------------

2002...............................................  $4,419             $21,200

2003...............................................   4,419               5,888

2004...............................................   7,018                   -
                                                    -------           ---------

Total minimum payments............................   15,856            $ 27,088
                                                                      =========

Less amount representing
executory costs.................................    (1,495)
                                                    -------

Net minimum lease payment.........................   14,361

Less amount representing interest................     (579)
                                                      -----

Present value of net minimum
lease payments....................................  13,782

Less current portion.............................  (3,507)
                                                   -------

Obligations Under Capital Lease ................  $ 10,275
                                                  ========


NOTE 6 - STOCKHOLDERS' EQUITY (DEFICIT)

Between May 12, 2000 and August 1, 2000, the Company sold 4,915,000 shares of common stock in a private placement. There was no public offering of the shares. The duration of the offering period was May 12, 2000 to August 1, 2000. The shares were offered to acquaintances of the Company including officers, directors and employees. The total proceeds from this offering were $492.

On August 15, 2000, E-City issued to Butterfly Software 50,000 shares of common stock in exchange for 100% of the issued and outstanding stock of Butterfly Software under the attached Stock Purchase Agreement. For additional information on this transaction see Note 1.

NOTE 7-COMPREHENSIVE LOSS

Comprehensive loss consists of foreign currency translation adjustments as follows:

                                  Before-Tax       Tax                Net-of-Tax
                                  Amount           Benefit            Amount
                                  -----------      -----------        ----------
For the Year
Ended March 31, 2000

Translation adjustments           $ (4,831)        $ -                 $ (4,831)
                                 ----------        ----------          ---------

Other Comprehensive Loss          $ (4,831)        $-                  $ (4,831)
                                 ==========        ==========          =========

For the Year
Ended March 31, 2001

Translation adjustments          $ (16,945)        $       -          $ (16,945)
                                -----------        ----------         ----------

Other Comprehensive Income       $ (16,945)        $       -          $ (16,945)
                                ===========        ==========         ==========

NOTE 8- INCOME TAXES

The Company did not have a current or deferred provision for income taxes for the year ended March 31, 2000 and recorded a deferred provision for income taxes for the year ended March 31, 2001 of $44,833. The following presents the components of the net deferred tax liability at March 31, 2001 and 2000:

                                                       March 31,
                                             ----------------------------

                                                2001               2000
                                            ------------        -----------

Operating loss carryforwards                 $      -            $53,495

Software development costs                    (42,293)           (28,184)

Less: Valuation Allowance                           -            (25,311)
                                             ---------           --------

Net Deferred Tax Liability                   $ (42,293)          $ -
                                             ==========          ========

The valuation allowance decreased $25,311 during the year ended March 31, 2001, and increased $22,785 during the year ended March 31, 2000. The Company had net operating loss carryforwards of $60,380 for US purposes as of March 31, 2001 that expire, if unused, beginning in 2013.

The following is a reconciliation of the income tax benefit computed at the federal statutory tax rate with the provision for income taxes for the years ended March 31, 2001 and 2000:

                                                          March 31,
                                              --------------------------------
                                              2001                 2000
                                              -----------          -----------

Income tax (benefit) obligation at
statutory rate (22%)                           $78,909              $(23,364)

Deferred tax valuation
allowance change                              (25,311)                22,785

Foreign tax credit                            (19,421)                     -

Change in tax rate                             10,656                      -

Non-deductible expenses                             -                    579
                                              --------              --------

Provision for Income Taxes                    $44,833               $ -
                                              =======               ========

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


Part III.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Executive officers and directors

Our executive officers and directors and their ages, as of March 31, 2001, are as follows:

Executive officers

Anis Jessa - 48 chief executive officer, interim chief financial officer, director, member of audit and compensation committees

Robin Moulder - 34 chief operating officer, director, member of audit and compensation committees

Susan Polmar -  32 chief marketing officer

All directors of E-City hold office until the next annual meeting of stockholders of E-City or until their successors are elected and qualified.

Executive officers and directors:

Anis Jessa, chief executive officer, interim chief financial officer and director

     Mr. Jessa served as president and director of Cityscape.com from February, 1999 until July, 2000. As president of Cityscape.com, Mr. Jessa was responsible for product development, strategic alliances and key account management. From June, 1997 until March, 1999, Mr. Jessa served as president of Cabtop Media Inc., an outdoor media company that Mr. Jessa was responsible for creating. Mr. Jessa continues to serve as a director of Cabtop Media and has since June, 1997. From September of 1989 until June of 1997, Mr. Jessa was employed as leasing manager for Ocean Park Ford in British Columbia.


Robin Moulder, chief operating officer and director.

     From January 2000 until June of 2000, Ms. Moulder served as President of Cubicle 8, a technology incubator in Santa Monica, California. As President of Cubicle 8, an internet company incubator, Ms. Moulder was responsible for the day-to-day operations and project management. From September of 1997 until January of 2000, Ms. Moulder was employed as a software engineer and project manger at Imaging Diagnostics, Inc. a medical software company in the field of imaging From 1995 until 1997 she was employed as a senior software engineer at Fibercorp, Inc., a telecommunications-engineering corporation. She is a former engineer for such companies as Motorola, Dow Corning Wright and Belzona.

Susan Polmar, chief marketing officer.

     From September, 1999 until June of 2000, Ms. Polmar served as Marketing Manager for All-Life.com, an internet start-up. As Marketing Manager for All-Life.com, Mrs. Polmar was responsible for advertising for All-life websites and print magazine as well as developing strategic business partnerships for promotions and magazine distribution. From 1993 until 1999, Ms. Polmar served in various marketing capacities at the Daily Racing Forum. When she left the Daily Racing Forum, Ms. Polmar was the promotions manager. Mrs. Polmar graduated from Arizona State University with a degree in Journalism and Public Relations in 1992.

Board of directors

Our board of directors currently consists of 2 members. Each director holds office until his or her term expires or until his or her successor is duly elected and qualified.

Board committees

     The board of  directors  has  established  a  compensation  committee.
The compensation committee consists of Mr. Jessa and Ms. Moulder. The compensation committee makes recommendations regarding our equity compensation plans and makes decisions concerning salaries and incentive compensation for our employees and consultants.

     The board of directors has established an audit committee. The audit committee consists of directors Mr. Jessa and Ms. Moulder. The audit committee makes recommendations to the board of directors regarding the selection of independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors and reviews and evaluates our audit and control functions.

Director compensation.

     Our directors do not currently receive any cash compensation for services on the board of directors or any committee thereof, but directors may be reimbursed for expenses in connection with attendance at board and committee meetings.


SECTION 16(a) BENEFICIAL REPORTING COMPLIANCE

During the period ending March 31, 2001, our directors, officers and greater than ten percent stockholders were not subject to the reporting requirements of Section 16(a).


Item 10. EXECUTIVE COMPENSATION


    The following table presents the compensation earned, awarded or paid for services rendered to us in all capacities since the commencement of our operations by our chief executive officer, there are no other executive officers that earned more than $100,000 in salary and bonus since commencement of operations.

Summary compensation table

                                               Long-term compensation
        Annual compensation                           awards
        -------------------                    ----------------------


Name,                           Other        Restricted  Securities
principal                       annual       stock       underlying  All other
position  Salary($) Bonus($) compensation($) award(s)($) options(#) compensation


Anis
Jessa     $120,000*   0              0           0            0         0

    *Anis Jessa has not yet drawn any salary from E-City. It is anticipated that Mr. Jessa will begin taking a salary of $120,000 beginning August 1, 2001. Mr. Jessa is not entitled to any reimbursement for the salary he has elected to forego.

Option grants since inception and aggregate option exercises during last fiscal year and fiscal year-end option values.

     Since inception, we have not granted any stock options to any individual, including our chief executive officer. We anticipate granting options to various employees, directors and consultants. Any such grants will be made at an exercise price equal to the fair market value of our common stock as determined by our board of directors.

     We have no employment agreements with any of our employees.

Employee benefit plans

     We do not currently have any employee benefit plans.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2001, by:

o       each named executive officer;

o       each of our directors;

o       all current directors and executive officers as a group; and

o each person or group of affiliated persons who is known by us to own beneficially 5% or more of our common stock;


    Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 31, 2001, are deemed outstanding. These shares, however, are not deemed outstanding for purposes of computing percentage ownership of each other person. As of March 31, 2001, no individual listed in the table below owned any options or warrants to purchase any of our common or preferred stock.

    Except as indicated in the footnotes to this table and as required under applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by them. This table also includes shares owned by a spouse as community property. Percentage of ownership is based on 4,965,000 shares of common stock outstanding on March 31, 2001. Unless otherwise indicated, the address of each of the individuals named below is 1201 First Avenue South, Suite 330, Seattle, WA 98134.

     The following table includes information with respect to the common stock beneficially owned by officers, directors and 5% or greater shareholders as of March 31, 2001. The stockholders provided us the information included in the table below. To our knowledge, each of the stockholders has sole voting and investment power over the shares of common stock listed in the table below.

Name and address of beneficial owner

Executive officers



Title of class  Name and address of    Amount and nature of   Percent of class
                beneficial owner       beneficial owner


Common          Anis Jessa (1)          1,292,250                26.0
                14213 SE 63rd St.
                Bellevue, WA 98006

Common          Robin Moulder            20,000                   0.4
                670 N. Wilton Pl.
                Hollywood, CA 90004

Common          Susan Polmar             5,000                    0.1
                28 Bucanneer Ave.Apt B,
                Marina Del Rey, CA 90292


Directors


Title of class  Name and  address of   Amount and nature of   Percent  of class
                beneficial owner       beneficial owner


Common          Anis Jessa (1)
                14213 SE 63rd St.
                Bellevue, WA 98006      1,292,250               26.0

Common          Robin Moulder
                670 N. Wilton Pl.
                Hollywood, CA 90004     20,000                  0.4

Directors, executive officers as a group



Title of class  Name and  address of   Amount and nature of   Percent  of class
                beneficial owner       beneficial owner


Common          Directors and officers
                as a group              1,317,250               26.5

Common          Anis Jessa (1)
                14213 SE 63rd St.
                Bellevue, WA 98006      1,292,250               26.0

Common          Robin Moulder
                670 N. Wilton Pl.
                Hollywood, CA 90004     20,000                   0.4

Common          Susan Polmar             5,000                   0.1
                28 Bucanneer Ave.Apt B,
                Marina Del Rey, CA 90292



5% beneficial owners


Title of class  Name and address of    Amount and nature of   Percent of class
                beneficial owner       beneficial owner


Common          Anis Jessa (1)          1,292,250                26.0
                14213 SE 63rd St.
                Bellevue,WA 98006

Common          Shabnam Jessa(1)(3)     962,250                  19.4
                14213 SE 63rd St.
                Bellevue,WA 98006

Common          Park Bench, LLC(2)      618,670                  12.5
                Principal:
                Patricia Burgmann (3)
                #1077
                5353 W. Desert Inn Rd.
                Las Vegas, NV 89146


(1) Affiliates of Anis Jessa
(2) Transferees and donees of Anis Jessa
(3) Promoters

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $60,000, and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of these people had or will have a direct or indirect material interest other than compensation agreements and other arrangements, which are described where required in "Executive Compensation," and the transactions described below.

    E-City advanced a total of $75,412 to Cityscape.com over the period August 1999 to March 2000. The outstanding principal balance of this advance is $74,917. This advance is evidenced by a promissory note dated Jan 15, 2001 which provides for interest at 8% per annum and payment of principal and interest no later than January 15, 2002. This promissory note is filed as exhibit 10.9.

Acquisition of Butterfly by E-City - relationship with Cityscape

     To date, we have one development contract with Cityscape.com, Inc. This software development agreement, dated September 15, 1999, was originally between 3DCityguide.com, Inc., the previous name for Cityscape, and Butterfly Software. The agreement specifies payments of $2,000,000.00 from Cityscape to Butterfly over a period of two years, ending August 1, 2001. The agreement was for the creation of interactive mapping solutions for 10 cities at an average of $200,000 per city. There have been payments of approximately $1,050,000 to date under the agreement. The agreement was assumed by E-City at the closing of the E-City purchase of Butterfly Software, which occurred on August 15, 2000. E-City purchased 100% of the stock of Butterfly Software on August 15, 2000 in exchange for 50,000 shares of common stock of E-City. Anis Jessa and his affiliates were 50% owners of Butterfly Software prior to its acquisition by E-City. While the corporation's conflict of interest policies were observed with respect to E-City's ratification of this related party transaction, there can be no assurance that the terms of the transaction were fair to the shareholders of E-City.

    We have derived nearly all our revenues since inception from one customer, Cityscape.com, Inc, a company Chief Executive Anis Jessa used to own approximately 35% of the issued and outstanding shares. Mr. Jessa also served as a director of Cityscape until July, 2000.

     Anis Jessa currently serves as our chief executive officer. Prior to July, 2000, Mr. Jessa served as the president of Cityscape.com, Inc. and as a director. In July of 2000, Mr. Jessa resigned as an officer and director of Cityscape. Under stock repurchase agreements entered into with other founders of Cityscape, Mr. Jessa was required to sell his holdings in Cityscape to the other founders at par value of $0.0001 per share upon his resignation. While Mr. Jessa was a holder of approximately 35% of the issued and outstanding stock of Cityscape, he presently has no direct or indirect financial or equity interest in Cityscape.

Sales of our common stock and preferred stock

Common stock. The following table summarizes the private placement transactions in which we sold common stock to our directors, executive officers, 5% stockholders and persons and entities affiliated with them.


                                                     Price
                                                     per      Shares of common
Purchaser               Dates of purchase            share    stock
------------------ -------------------------------- ---------------------

Anis Jessa
director and
executive officer       5/12/00                      $0.0001  3,555,250

Salim Devji(2)
director and
executive officer       8/1/00                       $0.0001  200,000

Robin Moulder
director and
executive officer       8/1/00                       $0.0001  20,000

Susan Polmar
executive officer       8/1/00                       $0.0001  5,000

Shabnam Jessa (1)       5/12/00                      $0.0001  962,250

Mohamed Azim Jessa
Irrevocable Trust (1)
14213 SE 63rd St.
Bellevue, WA 98006      5/12/00                      $0.0001  75,000

Irrevocable
Aliyah Jessa Trust(1)   5/12/00                      $0.0001  75,000

Zinnat Mohamedali       5/12/00                      $0.0001  12,500
Gulamhusein1 (1)

Zehra Claire Visram (1) 5/12/00                      $0.0001  5,000

Fidahusein Jessa (1)    5/12/00                      $0.0001  5,000

Totals 4,915,000

1 Affiliates of Anis Jessa
2 Salim Devji resigned as an officer, director and employee of E-City Software on February 1, 2001

Description of insider sales

     Between May 12, 2000 and August 1, 2000, the registrant sold 4,915,000 shares of common stock in a private placement. There was no public offering of the shares. The duration of the offering period was May 12, 2000 to August 1, 2000. The shares were offered to acquaintances of the officers, directors and employees, as well as offered to the officers and directors themselves. On August 15, 2000, E-City issued to Butterfly Software 50,000 shares of common stock in exchange for 100% of the issued and outstanding stock of Butterfly Software under the attached Stock Purchase Agreement. The officers and directors as a group purchased 4,915,000 shares in this private placement or 99% of the total shares issued in the private placement. In addition, the additional shares issued in connection with the acquisition of Butterfly Software were also issued to insiders of the company and totaled 50,000 shares or 1% of the total then outstanding.

    Under the above transactions, the officers, directors and 5% or greater shareholders of E-City purchased a total of 4,915,000 shares in the private placement, representing 99% of the total shares issued and outstanding of E-City subsequent to the private placement.

    Officer and director Anis Jessa and his affiliates purchased 4,690,000 of shares on May 12, 2000 at a per share purchase price of $0.0001. Officer and director Anis Jessa was issued 25,000 shares on August 15, 2000 in connection with the acquisition of the Butterfly Software.

    Officer and director Robin Moulder purchased 20,000 shares of common stock at $0.0001 per share on August 1, 2000 in the above mentioned private placement. Officer and director Sal Devji purchased 200,000 shares of common stock at $0.0001 per share on August 1, 2000 in the above mentioned private placement. Officer Susan Polmar purchased 5,000 shares of common stock at $0.0001 per share on August 1, 2000 in the above mentioned private placement.

    On February 1, 2001, Salim Devji resigned as an officer, director and employee of E-City Software. As part of his settlement and severance package, Mr. Devji agreed to transfer 175,000 of his common shares of E-City Software to Anis Jessa. On April 1, 2001 Zehra Claire Visram and Anis Jessa agreed to rescind the gift of 5,000 common shares of E-City Software.

Conflict of interest policy

    We believe that all transactions with affiliates described above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. Our policy is to require that a majority of the independent and disinterested outside directors on our board of directors approve all future transactions between us and our officers, directors, principal stockholders and their affiliates. Such transactions will continue to be on terms no less favorable to us than we could obtain from unaffiliated third parties.

Item 13. EXHIBITS LIST AND REPORTS ON FORM 8-K


Exhibits

Exhibit
Number                    Description of Exhibit
--------   --------------------------------------------------------------------
3.1 (a)    Articles of incorporation of the registrant
3.2 (a)    Bylaws of the registrant.
4.1 (a)    Specimen common stock certificate.
10.1 (a)   Form of common stock purchase agreement
10.2 (a) Common stock purchase agreement by and between E-City Software, Inc. and Anis Jessa.
10.3 (a) Common stock purchase agreement by and between E-City Software, Inc. and Salim Devji.
10.4 (a) Common stock purchase agreement by and between E-City Software, Inc. and Robin Moulder.
10.5 (a) Common stock purchase agreement by and between E-City Software, Inc and Susan Polmar.
10.6 (a) Stock purchase agreement by and between E-City Software, Inc and Butterfly Software Inc.
10.7 (a)   Software development agreement
10.8 (a)   Software development agreement addendum
10.9 (b)   Cityscape promissory note dated January 15, 2001
10.10 (c)  Agreement between Keller Verlag Gmbh and E-City Software dated
           December 13, 2000
10.11 (b)  Property lease agreement between Butterfly Software Inc. and 343
           Railway Investments Ltd. dated April 30, 1999
10.12 (b)  Property lease agreement between Butterfly Software Inc. and 343
           Railway Investments Ltd. dated April 20, 2000
10.13 (d)  Form of Stock Transfer Agreement between E-City Software, Anis Jessa and Donees of Anis Jessa dated June 1, 2000


(a) Filed previously with the commission in registrant's Filing on Form SB-2 on September 22, 2000.
(b) Filed previously with the commission in registrant's Filing on Form SB-2/A on January 29, 2001.
(c) Filed previously with the commission in registrant's filing on Form SB-2/A on April 19, 2001.
(d) Filed previously with the commission in registrant's filing on Form SB-2/A on May 31, 2001.


Reports on Form 8-K

None.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              E-City Software, Inc.
                              ---------------------
                                  (Registrant)

                               By: /s/ Anis Jessa
                             ---------------------
                                 Anis Jessa - Chief Executive Officer

                              Date: June 28, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 /s/ Anis Jessa
                             ---------------------
                                Anis Jessa - Chief Executive Officer

                                Date: June 28, 2001

                                /s/ Robin Moulder
                             ---------------------
                                Robin Moulder - Chief Operating Officer

                                Date: June 28, 2001

                                /s/ Susan Polmar
                             ---------------------
                                Susan Polmar - Chief Marketing Officer

                                Date: June 28, 2001

Index to exhibits

Exhibit
Number                    Description of Exhibit
--------   --------------------------------------------------------------------
3.1 (a)    Articles of incorporation of the registrant
3.2 (a)    Bylaws of the registrant.
4.1 (a)    Specimen common stock certificate.
10.1 (a)   Form of common stock purchase agreement
10.2 (a) Common stock purchase agreement by and between E-City Software, Inc. and Anis Jessa.
10.3 (a) Common stock purchase agreement by and between E-City Software, Inc. and Salim Devji.
10.4 (a) Common stock purchase agreement by and between E-City Software, Inc. and Robin Moulder.
10.5 (a) Common stock purchase agreement by and between E-City Software, Inc and Susan Polmar.
10.6 (a) Stock purchase agreement by and between E-City Software, Inc and Butterfly Software Inc.
10.7 (a)   Software development agreement
10.8 (a)   Software development agreement addendum
10.9 (b)   Cityscape promissory note dated January 15, 2001
10.10 (c)  Agreement between Keller Verlag Gmbh and E-City Software dated
           December 13, 2000
10.11 (b)  Property lease agreement between Butterfly Software Inc. and 343
           Railway Investments Ltd. dated April 30, 1999
10.12 (b)  Property lease agreement between Butterfly Software Inc. and 343
           Railway Investments Ltd. dated April 20, 2000
10.13 (d)  Form of Stock Transfer Agreement between E-City Software, Anis Jessa and Donees of Anis Jessa dated June 1, 2000

(a) Filed previously with the commission in registrant's Filing on Form SB-2 on September 22, 2000.
(b) Filed previously with the commission in registrant's Filing on Form SB-2/A on January 29, 2001.
(c) Filed previously with the commission in registrant's filing on Form SB-2/A on April 19, 2001.
(d) Filed previously with the commission in registrant's filing on Form SB-2/A on May 31, 2001.