Form 10QSB
period 2001-06-30
E CITYSOFTWARE INC
filed 2001-08-13
CIK 1118480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -------------------
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For        the transition period from ________ to ________

                         Commission File No. 333-46424

                                E-City Software, Inc.
            (Exact name of Registrant as specified in its charter)

                              -------------------

           Nevada                                               88-0461317
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

                             1201 First Avenue South
                                    Suite 330
                                Seattle, WA 98134
                       (Address, including zip code, of
                   Registrant's principal executive offices)
      Registrant's telephone number, including area code: (206) 624-8070

                              -------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [_]

     There were 4,965,000 shares of the Company's Common Stock, par value $0.0001, outstanding on August 1, 2001.

================================================================================

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION................................................................   3

Item 1        Financial Statements.................................................................   4

              Condensed Consolidated Balance Sheets.................................................  4
              Condensed Consolidated Statements Of Operations.......................................  5
              Condensed Consolidated Statements Of Cash Flows.......................................  6
              Notes To Condensed Consolidated Financial Statements..................................  7

Item 2        Management's Discussion and Analysis of Financial Condition and Results of Operations.  9

PART II       OTHER INFORMATION....................................................................  17

Item 1        Legal Proceedings....................................................................  17

Item 2        Changes in Securities................................................................  17

Item 3        Defaults upon Senior Securities......................................................  17

Item 4        Submission of Matters to a Vote of Security Holders..................................  17

Item 5        Other Information....................................................................  17

Item 6        Exhibits and Reports on Form 8-K.....................................................  17

Signature..........................................................................................  18

                          PART I FINANCIAL INFORMATION

Cautionary Statement Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-QSB contains forward-looking statements. These statements relate to our, and in some cases our customers' or partners', future plans, objectives, expectations, intentions and financial performance, and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding the following:

    . the anticipated market trends and uncertainties;

    . the anticipated cost of our revenues;

    . our expectations concerning our sales and marketing expenses;

    . the anticipated increases in our operating expenditures, including research and development, sales and marketing expenses and general and administrative expenses;

    . the anticipated additional capital expenditures; and

    . the adequacy of our capital resources to fund our operations;


     These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-QSB.

     Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date of this Quarterly Report on Form 10-QSB to conform these statements to actual results or changes in our expectations, except as required by law. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-QSB.

ITEM 1.  FINANCIAL STATEMENTS

                                E-CITY SOFTWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       June 30,                    March 31,
                                                                        2001                       2001 (1)
                                                                      ----------                 -----------
                             ASSETS                                  (unaudited)

Current assets:
  Cash and cash equivalents.....................................      $  34,847                   $  40,290
  Accounts receivable...........................................        382,790                     109,000
  Contract work in progress.....................................         94,851                     192,243
  Related parties notes receivable..............................         74,917                      74,917
  Prepaid expenses and other current assets.....................         23,546                       9,327
  Related party advances........................................            ---                       3,207
                                                                      ---------                   ---------
       Total current assets.....................................        610,951                     428,984

Property and equipment, net.....................................        103,096                     110,283
Deferred tax asset..............................................         31,296                      19,421
Other assets....................................................            690                         724
                                                                      ---------                   ---------
Total assets....................................................      $ 746,033                   $ 559,412
                                                                      =========                   =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................................      $  48,484                   $  36,258
  Accrued expenses..............................................         31,633                      29,890
  Related party advances........................................        333,896                     321,173
  Deferred revenue..............................................            ---                      25,000
  Accrued income taxes..........................................         84,102                      21,961
  Capital lease obligations, current portion....................          3,720                       3,507
                                                                      ---------                   ---------
       Total current liabilities................................        501,835                     437,789

Capital lease obligations, net of current portion...............          9,742                      10,275
Deferred income taxes...........................................         20,759                      42,293
                                                                      ---------                   ---------
Total Liabilities...............................................        532,336                     490,357

Stockholder's equity:
  Common stock, $0.0001 par value, 50,000,000 shares............
  authorized, 4,965,000 shares issued and outstanding...........            497                         497
Retained earnings...............................................        224,188                      85,503
Accumulated other comprehensive income (loss)...................        (10,988)                    (16,945)
                                                                      ---------                   ---------
       Total stockholders' equity...............................        213,697                      69,055
                                                                      ---------                   ---------
       Total liabilities and stockholders' equity...............      $ 746,033                   $ 559,412
                                                                      =========                   =========

--------------
(1) The balance sheet at March 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                E-CITY SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                Three months ended
                                                                                June 30,
                                                                    ------------------------------------
                                                                         2001                  2000
                                                                       --------             ---------
Sales...........................................................      $ 500,000            $      ---

Cost of Goods Sold..............................................        206,009                   ---
                                                                       --------               --------
         Gross Profit...........................................        293,991                   ---

Operating Expenses
 Sales and marketing............................................         46,040                   ---
 Research and development.......................................            ---                   ---
 General and administrative.....................................         87,757                26,931
                                                                       --------               --------
   Total Operating Expenses.....................................        133,797                26,931
                                                                       --------               --------
Income (loss) from operations...................................        160,194               (26,931)

Other Income (Loss)
 Interest income................................................            970                    17
 Gain (loss) on foreign currency exchange.......................          3,610                (2,627)
                                                                       --------               --------
         Net Other Income (Loss)................................          4,580                (2,610)
                                                                       --------               --------
Income (Loss) Before Provision For Income Taxes.................        164,774               (29,541)
                                                                       --------               --------
Provision For Income Taxes......................................         26,089                   ---
                                                                       --------               --------
Net Income (Loss)...............................................      $ 138,685             $ (29,541)
                                                                      =========             ==========
Basic and Diluted Income (Loss) Per Share.......................       $   0.03             $   (0.01)
                                                                      =========             ==========
Shares used in computing basic and diluted net loss per share
 applicable to common stockholders..............................      4,965,000              4,740,000
                                                                      =========             ==========

                             See accompanying notes.

                              E-CITY SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                         Three months ended June 30,
                                                                     ------------------------------------
                                                                       2001                        2000
                                                                     --------                    --------
Operating activities:
Net income (loss)...............................................    $ 138,685                   $(29,541)
Adjustments to reconcile net income (loss) to
net cash from operating activities:
  Foreign exchange (gain) loss..................................       (3,610)                     2,627
  Depreciation and amortization.................................       12,121                      6,532
  Deferred tax provision........................................      (22,858)                       ---
Changes in operating assets and liabilities:
      Accounts receivable.......................................     (265,390)                      (378)
      Related parties advances receivable.......................          711                        ---
      Work in process...........................................      103,268                   (139,126)
      Prepaid expenses..........................................      (13,590)                    (3,481)
      Accounts payable and accrued expenses.....................       12,893                     (6,095)
      Related parties advances payable..........................       18,124                        ---
      Deferred revenue..........................................      (25,000)                   208,000
      Accrued income tax........................................       48,269                        ---
                                                                     ---------                  ---------
         Net cash provided by (used in) operating activities....        3,623                     38,538
                                                                     ---------                  ---------
Investing activities:

  Purchases of property and equipment...........................         (495)                   (22,956)
                                                                     ---------                  ---------
         Net cash provided by (used in) investing activities....         (495)                   (22,956)
                                                                     ---------                  ---------
Financing activities:
  Principal payments of long term debt..........................         (871)                      (842)
  Borrowings under long term debt...............................          ---                        ---
                                                                     ---------                  ---------
         Net cash provided by (used in) financing activities....         (871)                      (842)
                                                                     ---------                  ---------
            Effect of exchange rate changes on cash................    (7,700)                    (1,909)
                                                                     ---------                  ---------
Net increase (decrease) in cash and cash equivalents............       (5,443)                    12,831

Cash and cash equivalents at beginning of period................       40,290                     14,658
                                                                     ---------                  ---------
Cash and cash equivalents at end of period......................     $ 34,847                   $ 27,489
                                                                     =========                  =========

                             See accompanying notes.

                                E-CITY SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1.   BASIS OF PRESENTATION

     The consolidated financial statements have been prepared by E-City Software, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of E-City Software, Inc. and its wholly owned subsidiary (collectively "E-City" or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at June 30, 2001 and the operating results and cash flows for the three months ended June 30, 2001 and 2000, these financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended March 31, 2001 included in the Company's Annual Report on Form 10-KSB filed June 28, 2001 with the Securities and Exchange Commission. The condensed consolidated balance sheet at March 31, 2001 has been derived from audited financial statements as of that date.

     The results of operations for the three months ended June 30, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2002.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Contract Work In Progress -- In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Subsequent costs to produce the computer software are accumulated as an asset, "contract work in progress", and recorded as costs of goods sold when revenue is recognized. Contract work in progress for projects that are not expected to be included in costs of good sold during the twelve months following the balance sheet date are recorded as long-term costs in the "other assets" section of the balance sheet. Contract work in progress that is expected to be recorded as costs of sales within the next twelve months is included in current assets. As of June 30, 2001 and March 31, 2001 all projects for which costs have been incurred are expected to be complete within twelve months and, accordingly, contract work in progress is included in current assets.

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

     The following information should be read in conjunction with the Company's Annual Report on Form 10-KSB filed on June 28, 2001 with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     E-City Software, Inc. is a Nevada corporation formed on May 12, 2000 for the purpose of developing and commercializing computer mapping products in cd-rom format and on the internet for internet sites and other businesses that utilize computerized mapping services. The Company develops and markets products that allow our clients to provide computerized mapping services to their customers. Our subsidiary, Butterfly Software, Inc., a British Columbia corporation, was formed on November 8, 1998 for the purpose of producing computerized maps. In its original conception, Butterfly was to make computerized maps in the form of maps of popular tourist destinations which it planned to sell to wholesale and retail customers on cd-rom in a screen saver format. In September of 1999, Butterfly changed its business model and began focusing on the delivery of computer maps via the internet, as well as in cd-rom format. Butterfly Software became a wholly owned subsidiary of E-City on August 15, 2000. E-City purchased 100% of the stock of Butterfly Software on August 15, 2000 in exchange for 50,000 shares of common stock of E-City.

    We intend over the next 12 months, to add two new products to our currently available product offering. Presently, we are in the process of developing 10 computer maps of North American cities under our software development contract with Cityscape.com. Our only currently offered product consists of this computer map product that we can create for potential customers on a city by city basis, under similar terms as the contract that we entered into with Cityscape.

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

    E-City is in the process of developing a paper map printed version of its computer city maps. E-City has completed such a paper map for Seattle and Las Vegas. E-City intends to complete paper maps for San Francisco, Los Angeles, Chicago, Washington DC and Vancouver, B.C. by September 30, 2001. E-City intends to complete additional paper maps for other cities as it completes market research on potential cities by the end of the third quarter of 2001. E-City intends to price these maps at retail for between $5-$8 per map, depending on the feedback received from potential distributors and potential customers. Depending on the distribution method that E-City selects, E-City would receive between 33% to 60% of the retail price of the paper maps.

    Presently, E-City has one distributor of its products in Germany and no distributor outside of Germany. E-City is currently looking for other strategic partners who might be resellers of the E-City computer map licensing products. E-City has not determined how it will price such services with respect to resellers. E-City currently offers products to its German distributor for 70% of the sales price of products but has not determined if this pricing structure will be practicable for markets outside of Germany. Management contemplates that pricing in other markets will be done on a revenue-share basis, to be negotiated with a reseller once a possible reseller or resellers have been identified. Such pricing will be determined by the likely volume of sales a reseller might make, any minimum order commitments a reseller might give, any synergies the reseller might provide for E-City's other products, any marketing or brand awareness for E-City that the reseller might provide, the depth and quality of the reseller's customer base and the number of offers from competing resellers that E-City receives.

Results of Operations

    Revenues were $500,000 during the three months ended June 30, 2001 and $0 during the three months ended June 30, 2000. Revenue increased as a result of the completion of two interative city guides under the Cityscape software development agreement as well as the completion of the city of Munich for our German distributor. As of June 30, 2000, the Company had not completed work on any cities as part of its development agreement with Cityscpae.

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

    Cost of revenue. Cost of revenues were $206,009 during the three months ended June 30, 2001 and $0 during the three months ended June
30, 2000. Cost of revenue increased as we had yet to recognize any revenue during the three months ended June 30, 2000. We expect that our cost of revenue will increase in the next fiscal quarter due to an expected increase in headcount as a result of expansion initiatives.

Operating Expenses

     Sales and marketing. Sales and marketing expenses were $46,040 during the three months ended June 30, 2001 and $0 during the three months ended June 30, 2000. Sales and marketing expenses increased solely as a result of an increase in the sales force and attendance at trade shows.
We expect sales and marketing expenses to increase substantially over the remainder of the year if E-City is successful in developing and marketing its' paper mapping products and computer mapping licenses and in obtaining new customers for its products and services. We anticipate that such expenditures could be as high as $125,000 or more depending on the level of growth.

     General and administrative. General and administrative expenses were $87,757 during the three months ended June 30, 2001 and $26,931 during the three months ended June 30, 2000. General and administrative expenses increased primarily as a result of increases in administrative and management personnel as well as increased legal and professional expenses necessary as part of the Company's decision to go public. We expect that our general and administrative costs will be proportionaly higher in the next fiscal quarter depending on the success of our sales efforts.

     Research and development. Research and development expenses were $0 during the three months ended June 30, 2001 and 2000 due to the fact that our core software development of our interactive city guide had already been completed. At the moment, we have not spent money in the development of our paper mapping products. We anticipate that spending will increase significantly on product development during the next fiscal quarter.

   Interest and other income (expense). Interest and other income (expense), was an income of $4,580 during the three months ended June 30, 2001, and was an expense of $2,610 during the three months ended June 30, 2000. This decrease of expense was due primarily to changes in the exchange rates between US and Canadian dollars and the accrued interest from the promissory note with Cityscape.

   Provision for income taxes. We have recorded $26,089 as a provision for income taxes during the three months ended June 30, 2001 and $0 for the three months ended June 30, 2000. This increase is due to the increase in net income over the respective periods.

Financial Condition

    For the quarter ended June 30, 2001 E-City had net income of $138,685 while for the quarter ended June 30, 2000, the Company had incurred net losses of $29,541. Also, for the quarter ended June 30, 2001, the Company had a working capital surplus of $109,116 while for the quarter ended June 30, 2000, the Company had a working capital deficit of $170,417.

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

    The Company currently has limited cash reserves. There are reserves of less than three month's of operating cash and payments from Cityscape under the software development agreement cannot be assured. There can be no assurance that E-City will develop any new customers, or that its pricing arrangement with such customers, if located, will be sufficient to provide E-City with the financial resources necessary to continue operation.

Liquidity and capital resources

    The Company continues to finance its growth primarily through funds generated from operations. For the quarter ended June 30, 2001, net cash provided by operating activities was $3,623. As of June 30, 2001, we had cash and cash equivalents of $34,847. Net cash provided by operating activities was $38,538 for the three months ended June 30, 2000. Net cash provided by operating activities for the three months ended June 30, 2001 was primarily the result of a net income, a decrease in work in progress and an increase in accrued income tax offset by increases in accounts receivable. Net cash provided by operating activities for the three months ended June 30, 2000, was primarily attributable to the increase in deferred revenue offset by a net loss as well as increases in work in progress.

     Net cash used in investing activities was $495 for the three months ended June 30, 2001. Net cash used in investing activities was $22,956 for the three months ended June 30, 2000. Net cash used in investing activities for the three months ended June 30, 2001 consisted entirely from the purchase of software related to our filing requirements with the SEC. Net cash used in investing activities for the three months ended June 30, 2000 consisted of investments in capital equipment.

     Net cash used in financing activities was $871 for the three months ended June 30, 2001 and $842 for the three months ended June 30, 2000. Net cash used in financing activities for the three months ended June 30, 2001 and 2000 were attributable to lease payments associated with a Company vehicle.

     For the quarters ended June, 2001 and 2000, the Company had contract work in progress of $94,851 and $211,690, respectively. Contract work in progress represents the costs to produce our software products and is accumulated as an asset and recorded as costs of goods sold when revenue is recognized. Management has elected to include into work in progress a portion of general and administrative costs based on a reasonable usage for the direct production of our software products. Other direct costs are included at 100% until the revenue is recognized.

     Work on our Airport Maps and Vehicle Dispatch System contributed $ 68,504 and $26,347 respectively towards work in progress during the three months ended June 30, 2001. Work in progress for projects that are not expected to be included in costs of good sold during the twelve months following the balance sheet date are recorded as long-term costs in the "other assets" section of the balance sheet. Contract work in progress that is expected to be recorded as costs of sales within the next twelve months is included in current assets. As of June 30, 2001, all projects for which costs have been incurred are expected to be completed within twelve months and, accordingly, contract work in progress is included in current assets.

        As of June 30, 2001, our principal commitments consisted of obligations outstanding under related party advances. We have no material commitments for capital expenditures. In the next fiscal quarter, we expect no significant capital expenditures or lease commitments.

     We believe that our current cash balances, including cash, cash equivalents and restricted cash, will be sufficient to meet our working capital and capital expenditure requirements for less than three months. Nevertheless, we may seek additional capital through private equity, equipment lease facilities, bank financings or other types of financing. Capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our services, costs of providing our services, the timing and extent of research and development projects and levels of our operating expenses. To the extent that existing cash and cash equivalents balances and any cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, services, products and technologies, we may from time to time evaluate potential acquisitions, which could increase our capital requirements.

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

     We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through October 2001. If cash generated from operations is insufficient to satisfy our liquidity requirements after that date, we may seek to sell additional equity or debt securities or to obtain a credit facility; however, at the present time, we have not entered into any arrangements or understandings with respect to any such financings. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in operating covenants that would restrict its operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

                            PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None.

ITEM 2.   CHANGES IN SECURITIES


     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits

     None.

     (b)  Reports on Form 8-K.

     We did not file any reports on Form 8-K during the quarter ended June 30, 2001.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         E-City Software, Inc.

                                         /s/ Anis Jessa
                                         -----------------------------
                                         Anis Jessa
                                         Chief Executive Officer
                                         (Duly Authorized Officer and Principal
                                         Financial and Accounting Officer)

Dated:  August 13, 2001