Form 10QSB
period 2001-09-30
E CITYSOFTWARE INC
filed 2001-11-14
CIK 1118480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -------------------
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2001

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

     There were 4,965,000 shares of the Company's Common Stock, par value $0.0001, outstanding on November 1, 2001.

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

     Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date of this Quarterly Report on Form 10-QSB to conform these statements to actual results or changes in our expectations, except as required by law. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report on Form 10-QSB.

ITEM 1.  FINANCIAL STATEMENTS

                                E-CITY SOFTWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   September 30,                    March 31,
                                                                        2001                       2001 (1)
                                                                      ----------                 -----------
                             ASSETS                                  (unaudited)

Current assets:
  Cash and cash equivalents.....................................      $ 110,748                   $  40,290
  Accounts receivable...........................................        748,084                     109,000
  Contract work in progress.....................................        117,403                     192,243
  Related parties notes receivable..............................         74,917                      74,917
  Prepaid expenses and other current assets.....................         24,902                       9,327
  Related party advances........................................            ---                       3,207
                                                                      ---------                   ---------
       Total current assets.....................................      1,076,054                     428,984

Property and equipment, net.....................................         88,268                     110,283
Deferred tax asset..............................................            ---                      19,421
Other assets....................................................            653                         724
                                                                      ---------                   ---------
Total assets....................................................     $1,164,975                   $ 559,412
                                                                      =========                   =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................................      $  56,773                   $  36,258
  Accrued expenses..............................................         60,591                      29,890
  Related party advances........................................        324,687                     321,173
  Deferred revenue..............................................            ---                      25,000
  Accrued income taxes..........................................        173,134                      21,961
  Capital lease obligations, current portion....................          3,638                       3,507
                                                                      ---------                   ---------
       Total current liabilities................................        618,823                     437,789

Capital lease obligations, net of current portion...............          8,414                      10,275
Deferred income taxes...........................................         39,917                      42,293
                                                                      ---------                   ---------
Total Liabilities...............................................        667,154                     490,357

Stockholder's equity:
  Common stock, $0.0001 par value, 50,000,000 shares............
  authorized, 4,965,000 shares issued and outstanding...........            497                         497
Retained earnings...............................................        497,131                      85,503
Accumulated other comprehensive income (loss)...................            193                     (16,945)
                                                                      ---------                   ---------
       Total stockholders' equity...............................        497,821                      69,055
                                                                      ---------                   ---------
       Total liabilities and stockholders' equity...............     $1,164,975                   $ 559,412
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

                                E-CITY SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                               Six months ended               Three months ended
                                                                               September 30,                  September 30,
                                                                    ---------------------------------    --------------------------
                                                                         2001              2000              2001          2000
                                                                       --------          --------          --------      --------
Sales...........................................................     $1,100,000        $  400,000         $ 600,000     $ 400,000

Cost of Goods Sold..............................................        352,373           178,312           117,573       178,312
                                                                       --------          --------          --------      --------
         Gross Profit...........................................        747,627           221,688           482,427       221,688

Operating Expenses
 Sales and marketing............................................         69,937                ---           23,897           ---
 General and administrative.....................................         95,678             96,790           43,006        69,859
                                                                       --------           --------         --------      --------
   Total Operating Expenses.....................................        165,615             96,790           66,903        69,859
                                                                       --------           --------          -------      --------
Income from operations..........................................        582,012            124,898          415,524       151,829

Other Income (Loss)
 Interest income................................................          1,948                 32              978            15
 Gain (loss) on foreign currency exchange.......................         (4,115)               534           (7,725)        3,161
                                                                       --------           --------          -------      --------
         Net Other Income (Loss)................................         (2,167)               566           (6,747)        3,176
                                                                       --------           --------          -------      --------
Income Before Provision For Income Taxes .......................        579,845            125,464          408,777       155,005
                                                                       --------           --------          -------      --------
Provision For Income Taxes......................................        168,217             22,365          142,128        22,365
                                                                       --------           --------         --------      --------
Net Income .....................................................      $ 411,628          $ 103,099        $ 266,649     $ 132,640
                                                                      =========         ==========        =========     =========
Basic and Diluted Income Per Share .............................       $   0.08          $    0.02        $    0.05     $    0.03
                                                                      =========         ==========        =========     =========
Shares used in computing basic and diluted net income per share
 applicable to common stockholders..............................      4,965,000          4,965,000        4,965,000     4,965,000
                                                                      =========         ==========        =========     =========

                             See accompanying notes.

                              E-CITY SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                         Six months ended September 30,
                                                                     ------------------------------------
                                                                       2001                        2000
                                                                     --------                    --------
Operating activities:
Net income .....................................................    $ 411,628                   $103,099
Adjustments to reconcile net income to
net cash from operating activities:
  Foreign exchange (gain) loss..................................        4,115                       (534)
  Depreciation and amortization.................................       22,496                     16,498
  Deferred tax provision........................................       59,338                        ---
Changes in operating assets and liabilities:
      Accounts receivable.......................................     (636,714)                       ---
      Related parties advances receivable.......................       (3,790)                       521
      Work in process...........................................       76,851                    (88,817)
      Prepaid expenses..........................................      (15,849)                    (3,809)
      Accounts payable and accrued expenses.....................       52,498                     25,498
      Related parties advances payable..........................        2,939                      8,768
      Deferred revenue..........................................      (25,000)                   (18,500)
      Accrued income tax........................................      108,879                     22,365
                                                                     ---------                  ---------
         Net cash provided by (used in) operating activities....       57,391                     65,089
                                                                     ---------                  ---------
Investing activities:

  Purchases of property and equipment...........................         (495)                   (67,090)
                                                                     ---------                  ---------
         Net cash provided by (used in) investing activities....         (495)                   (67,090)
                                                                     ---------                  ---------
Financing activities:
  Principal payments of long term debt..........................       (1,758)                    (2,301)
  Borrowings under long term debt...............................          ---                        ---
  Proceeds from stock issues....................................          ---                        492
                                                                     ---------                  ---------
         Net cash provided by (used in) financing activities....       (1,758)                    (1,809)
                                                                     ---------                  ---------
            Effect of exchange rate changes on cash................    15,320                     (4,975)
                                                                     ---------                  ---------
Net increase (decrease) in cash and cash equivalents............       70,458                     (8,785)

Cash and cash equivalents at beginning of period................       40,290                     14,658
                                                                     ---------                  ---------
Cash and cash equivalents at end of period......................    $ 110,748                   $  5,873
                                                                     =========                  =========

                             See accompanying notes.

                                E-CITY SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1.   BASIS OF PRESENTATION

     The consolidated financial statements have been prepared by E-City Software, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of E-City Software, Inc. and its wholly owned subsidiary (collectively "E-City" or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at September 30, 2001 and the operating results and cash flows for the six months ended September 30, 2001 and 2000, these financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended March 31, 2001 included in the Company's Annual Report on Form 10-KSB filed June 28, 2001 with the Securities and Exchange Commission. The condensed consolidated balance sheet at March 31, 2001 has been derived from audited financial statements as of that date.

     The results of operations for the six months ended September 30, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2002.

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

Contract Work In Progress -- In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Subsequent costs to produce the computer software are accumulated as an asset, "contract work in progress", and recorded as costs of goods sold when revenue is recognized. Contract work in progress for projects that are not expected to be included in costs of good sold during the twelve months following the balance sheet date are recorded as long-term costs in the "other assets" section of the balance sheet. Contract work in progress that is expected to be recorded as costs of sales within the next twelve months is included in current assets. As of September 30, 2001 and March 31, 2001 all projects for which costs have been incurred are expected to be complete within twelve months and, accordingly, contract work in progress is included in current assets.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     E-City Software, Inc. is a Nevada corporation formed on May 12, 2000 for the purpose of developing and commercializing computer mapping products for organizations that utilize computerized mapping services. The Company develops and markets products that allow our clients to provide computerized mapping services to their customers. Our subsidiary, Butterfly Software, Inc., a British Columbia corporation, was formed on November 8, 1998 for the purpose of producing computerized maps. In its original conception, Butterfly was to make computerized maps in the form of maps of popular tourist destinations which it planned to sell to wholesale and retail customers on cd-rom in a screen saver format. In September of 1999, Butterfly changed its business model and began focusing on the delivery of computer maps via the internet, as well as in cd-rom format. Butterfly Software became a wholly owned subsidiary of E-City on August 15, 2000. E-City purchased 100% of the stock of Butterfly Software on August 15, 2000 in exchange for 50,000 shares of common stock of E-City.

    We intend over the next 12 months, to add several new products to our currently available product offering. We have developed a technology for rendering 3 dimensional cityscapes of urban, suburban areas and facilities. We design these computerized maps for our clients on a project-by-project basis. We also license content that we have previously developed to clients under software licensing agreements. These maps are delivered with proprietary software that we have designed to effectively utilize their visual capabilities. We intend to add to our product offering a computerized mapping dispatch product, a municipal version of our proprietary viewing software, and other mapping products in the wireless, medical and health, airport, airline and defense market segments as we are able to find customers and distributors for such products. We have no specific timeframe for the launch of any of these products and can make no assurances that we will in fact launch any new products over the next twelve months.

    In addition to the custom computer map development services and products described above, E-City has two other products in development, which it plans to begin selling in the first quarter of 2002. These are a licensed, on-line version of its maps to internet websites and a paper map of its completed cities.

    E-City intends to license its computerized mapping services either through resellers or directly to individual customers. These customers would pay an annual licensing fee to use E-City maps on their website. E-City intends to offer multiple levels of animation on these maps, different user interface options, some customization of the maps, for instance, highlighting a business' physical location on the electronic map and intends to price these additions as value added services to be paid for as upgrades to a simple license of E-City's current mapping product.

     E-City currently has the ability to license the completed city maps of Seattle, San Francisco, Las Vegas, Los Angeles, Chicago, Dallas, Denver, Washington DC, Vancouver, BC and Victoria, BC. E-City also intends to license a less detailed, more traditional computer map, a so-called two dimensional or 2D map of the United States in conjunction with licenses of its visually more detailed city maps which include buildings and landmarks, or three dimensional or 3D maps. The 2D map capability is presently ready to be licensed to customers in connection with E-City's other 3D product.

    E-City has not determined a price for its computer map licensing product or the price of the value added upgrades to such a license. E-City has priced and sold its products to its existing customers in negotiated transactions. E-City intends to maintain this negotiated pricing structure, depending on market research, feedback from its potential customers, and the level of interest that it finds in the marketplace for its products.

    E-City is in the process of developing a paper map printed version of its computer city maps. E-City has completed such a paper map for Seattle and Las Vegas. E-City intends to complete paper maps for San Francisco, Los Angeles, Chicago, Dallas, Denver, Washington DC, Vancouver, B.C. and Victoria, B.C. by March 31, 2002. E-City intends to complete additional paper maps for other cities as it completes market research on potential cities by the end of the third quarter of 2001. E-City intends to price these maps at retail for between $5-$8 per map, depending on the feedback received from potential distributors and potential customers. Depending on the distribution method that E-City selects, E-City would receive between 33% to 60% of the retail price of the paper maps.

    Presently, E-City has one distributor of its products in Germany and one distributor in Canada. E-City is currently looking for other strategic partners who might be resellers of the E-City computer map licensing products. E-City has not determined how it will price such services with respect to resellers. E-City currently offers products to its distributors for 70% of the sales price of products but has not determined if this pricing structure will be practicable for markets outside of Germany or Canada. Management contemplates that pricing in other markets will be done on a revenue-share basis, to be negotiated with a reseller once a possible reseller or resellers have been identified. Such pricing will be determined by the likely volume of sales a reseller might make, any minimum order commitments a reseller might give, any synergies the reseller might provide for E-City's other products, any marketing or brand awareness for E-City that the reseller might provide, the depth and quality of the reseller's customer base and the number of offers from competing resellers that E-City receives.

Results of Operations

    Revenues were $1,100,000 during the six months ended September 30, 2001 and $400,000 during the six months ended September 30, 2000. Revenues were $600,000 during the three months ended September 30, 2001 and $ 400,000 during the three months ended September 30, 2000. The increases in both fiscal 2001 periods as compared to the comparable fiscal 2000 periods resulted entirely from the completion of additional interative city guides under the Cityscape software development agreement as well as the completion of the city of Munich for our German distributor.

    Revenue from the sale of the interactive guides is recognized when delivery is complete, and no significant obligations remain unfulfilled by E-City and when collection of any remaining receivable is probable. Payments collected prior to revenue recognition are accounted for as deferred revenue.

     At the moment, E-City's largest customer is Cityscape.com. Cityscape has paid E-City under a software development contract to develop 10 interactive maps to North American cities. E-City anticipates that its sources of revenue in the future will come from sales of its custom mapping development services to customers under software development agreements similar to the one entered into with Cityscape.com. E-City also anticipates that revenue will be derived from license fees for its computer maps to individual customers on an annual license fee basis. E-City also anticipates that revenue will be generated by sales of E-City's paper map products.

    Cost of revenue. Cost of revenues were $352,373 during the six months ended September 30, 2001 and $178,312 during the six months ended September 30, 2000. Cost of revenues were $117,573 during the three months ended September 30, 2001 and $ 178,312 during the three months ended September 30, 2000. Cost of revenues increased during the six months ended 2001 compared to the comparable fiscal 2000 period as we produced four additional city guides. Cost of revenues for the three months ended September 30, 2001 were lower as compared to the comparable fiscal 2000 period due to effeciency improvements in production as well as lower data costs. We expect that our cost of revenue will increase in the next fiscal quarter due to an expected increase in headcount as a result of expansion initiatives.

Operating Expenses

     Sales and marketing. Sales and marketing expenses were $69,937 during the six months ended September 30, 2001 and $0 during the six months ended September 30, 2000. Sales and marketing expenses were $23,897 during the three months ended September 30, 2001 and $0 during the three months ended September 30, 2000. These increases in both fiscal 2001 periods compared to the comparable fiscal 2000 periods are a result of an increase in our sales force and an increased attendance at trade shows. We expect sales and marketing expenses to increase substantially over the remainder of the year if E-City is successful in developing and marketing its' paper mapping products and computer mapping licenses and in obtaining new customers for its products and services. We anticipate that such expenditures could be as high as $125,000 or more depending on the level of growth.

     General and administrative. General and administrative expenses were $95,678 during the six months ended September 30, 2001 and $96,790 during the six months ended September 30, 2000. General and administrative expenses were $43,006 during the three months ended September 30, 2001 and $69,859 during the three months ended September 30, 2000. These decreases in both fiscal 2001 periods compared to the comparable fiscal 2000 periods is due to a leveling off in the number of administrative and management personnel as well as a reduction in legal and professional expenses. We expect that our general and administrative costs will be proportionaly higher in the next fiscal quarter depending on the success of our sales efforts.

     Provision for income taxes. We have recorded $168,217 as a provision for income taxes during the six months ended September 30, 2001 and $22,365 for the six months ended September 30, 2000. We recorded $142,128 as a provision for income taxes during the three months ended September 30, 2000 and $22,365 during the three months ended September 30, 2000. These increases in both fiscal 2001 periods compared to the comparable fiscal 2000 periods are due to an increase in net income over the respective periods.

Financial Condition

    For the period ended September 30, 2001 E-City had net income of $411,628 while for the period ended September 30, 2000, the Company had net income of $103,099. Also, for the period ended September 30, 2001, the Company had a working capital surplus of $457,231 while for the period ended September 30, 2000, the Company had a working capital deficit of $59,153.

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

Liquidity and capital resources

    The Company continues to finance its growth primarily through funds generated from operations. For the period ended September 30, 2001, net cash provided by operating activities was $57,391. As of September 30, 2001, we had cash and cash equivalents of $110,748. Net cash provided by operating activities was $65,089 for the six months ended September 30, 2000. Net cash provided by operating activities for the six months ended September 30, 2001 was primarily the result of a net income, a decrease in work in progress, an increase in accounts payable and accrued expenses and an increase in accrued income tax offset by increases in accounts receivable and a decrease in deferred revenue. Net cash provided by operating activities for the six months ended September 30, 2000, was primarily attributable to an increase in net income, an increase in accounts payable and accrued expenses and an increase in accrued income tax offset by an increase in work in progress and a decrease in deferred revenue.

     Net cash used in investing activities was $495 for the six months ended September 30, 2001. Net cash used in investing activities was $67,090 for the six months ended September 30, 2000. Net cash used in investing activities for the six months ended September 30, 2001 consisted entirely from the purchase of software related to our filing requirements with the SEC. Net cash used in investing activities for the six months ended September 30, 2000 consisted of investments in capital equipment.

     Net cash used in financing activities was $1,758 for the six months ended September 30, 2001 and $1,809 for the six months ended September 30, 2000. Net cash used in financing activities for the six months ended September 30, 2001 and 2000 were attributable to lease payments associated with a Company vehicle.

     For the six months ended September 30, 2001 and 2000, the Company had contract work in progress of $117,403 and $162,986, respectively. Contract work in progress represents the costs to produce our software products and is accumulated as an asset and recorded as costs of goods sold when revenue is recognized. Management has elected to include into work in progress a portion of general and administrative costs based on a reasonable usage for the direct production of our software products. Other direct costs are included at 100% until the revenue is recognized.

     Work on our Airport Maps, Vehicle Dispatch System, and the Town of Markham contributed $ 59,924, $27,459 and $30,020 respectively towards work in progress during the six months ended September 30, 2001. Work in progress for projects that are not expected to be included in costs of good sold during the twelve months following the balance sheet date are recorded as long-term costs in the "other assets" section of the balance sheet. Contract work in progress that is expected to be recorded as costs of sales within the next twelve months is included in current assets. As of September 30, 2001, all projects for which costs have been incurred are expected to be completed within twelve months and, accordingly, contract work in progress is included in current assets.

        As of September 30, 2001, our principal commitments consisted of obligations outstanding under related party advances as well as accrued income taxes. We have no material commitments for capital expenditures. In the next fiscal quarter, we expect no significant capital expenditures or lease commitments.

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

     We believe that our current cash and cash equivalents will be insufficient to meet our anticipated cash needs for working capital and capital expenditures through January 2002. If cash generated from operations is insufficient to satisfy our liquidity requirements after that date, we may seek to sell additional equity or debt securities or to obtain a credit facility; however, at the present time, we have not entered into any arrangements or understandings with respect to any such financings. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in operating covenants that would restrict its operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Cash requirements

    Presently, without the sale of additional shares, we do not have sufficient capital to maintain, grow or continue our operations for the next 12 months. Our plan of operation is therefore dependent upon our ability to raise capital. We have less than three months of working capital or cash available presently. We need to raise additional funds as soon as practicable. We presently have no arrangements or understandings with any investors or potential investors with respect to an investment in E-City. We have not decided at what price or under what terms we will raise such additional funds. The factors that we will utilize in making such a decision include, our success in developing new customers or strategic partners for E-City, the market valuation of our competitors, the availability of investments generally for development stage start-up companies and the feedback that we receive from potential investors. We intend to target potential customers and potential strategic partners as possible investors in E-City, though we have not received any indications of interest so far. E-City has identified acquaintances of the officers and directors who are interested in providing debt or equity financing for E-City. E-City has not reached any terms with such prospective investors in which such financing would be forthcoming. E-City intends to pursue these sources of possible financing. In addition, E-City intends to pursue financing via venture capital funds and private capital groups. E-City has not yet identified any specific venture capital funds or private capital groups. E-City intends to identify such funds by January 31, 2002. There can be no assurance that E-City will be successful in identifying appropriate funds or that such funds, if identified, will be willing to make an investment in E-City on financial terms acceptable to E-City. E-City also intends to solicit proposals from investment banking firms to conduct financing on behalf of the Company. E-City has not identified any specific investment banking firm to date. E-City intends to identify an appropriate investment banking firm by January 31, 2002. There can be no assurance that E-City will be successful in identifying an appropriate investment banking firm or that once identified such an investment banking firm will be willing and able to provide financing to E-City under acceptable terms and conditions. If we are unable to raise additional or sufficient funds for E-City, we will have to abandon our additional hiring plans, possibly close either our Seattle or Vancouver office to consolidate, abandon our plan to produce paper maps, reduce staff or salaries, increase the number of customers, or some combination thereof. These steps may not be sufficient and we may fail, even with these measures, if we are unsuccessful in raising additional funds under acceptable terms.

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

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits

     None.

     (b)  Reports on Form 8-K.

     We did not file any reports on Form 8-K during the quarter ended September 30, 2001.

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

Dated:  November 14, 2001