Form 10QSB
period 2001-12-31
E CITYSOFTWARE INC
filed 2002-02-14
CIK 1118480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -------------------
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 2001

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

     There were 9,930,000 shares of the Company's Common Stock, par value $0.0001, outstanding on February 1, 2002.

================================================================================

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION................................................................   3

Item 1        Financial Statements.................................................................   4

              Condensed Consolidated Balance Sheets.................................................  4
              Condensed Consolidated Statements Of Operations.......................................  5
              Condensed Consolidated Statements Of Cash Flows.......................................  6
              Notes To Condensed Consolidated Financial Statements..................................  7

Item 2        Management's Discussion and Analysis of Financial Condition and Results of Operations. 10

PART II       OTHER INFORMATION....................................................................  18

Item 1        Legal Proceedings....................................................................  18

Item 2        Changes in Securities................................................................  18

Item 3        Defaults upon Senior Securities......................................................  18

Item 4        Submission of Matters to a Vote of Security Holders..................................  18

Item 5        Other Information....................................................................  18

Item 6        Exhibits and Reports on Form 8-K.....................................................  18

Signature..........................................................................................  19

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

    . the anticipated cost of our revenues;

    . our expectations concerning the timely receipt of accounts receivable;

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

ITEM 1.  FINANCIAL STATEMENTS

                                E-CITY SOFTWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   December 31,                    March 31,
                                                                        2001                       2001 (1)
                                                                      ----------                 -----------
                             ASSETS                                  (unaudited)

Current assets:
  Cash and cash equivalents.....................................      $ 198,117                   $  40,290
  Accounts receivable...........................................        945,611                     109,000
  Contract work in progress.....................................        181,623                     192,243
  Related parties notes receivable..............................         45,000                      74,917
  Prepaid expenses and other current assets.....................         13,735                       9,327
  Related party advances........................................          7,159                       3,207
                                                                      ---------                   ---------
       Total current assets.....................................      1,391,245                     428,984

Property and equipment, net.....................................         77,453                     110,283
Deferred tax asset..............................................            ---                      19,421
Other assets....................................................            617                         724
                                                                      ---------                   ---------
Total assets....................................................     $1,469,315                   $ 559,412
                                                                      =========                   =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................................      $  58,315                   $  36,258
  Accrued expenses..............................................         59,739                      29,890
  Related party advances........................................        330,000                     321,173
  Deferred revenue..............................................            ---                      25,000
  Accrued income taxes..........................................        299,876                      21,961
  Capital lease obligations, current portion....................          3,675                       3,507
                                                                      ---------                   ---------
       Total current liabilities................................        751,605                     437,789

Capital lease obligations, net of current portion...............          7,398                      10,275
Deferred income taxes...........................................         18,628                      42,293
                                                                      ---------                   ---------
Total Liabilities...............................................        777,631                     490,357

Stockholder's equity:
  Common stock, $0.0001 par value, 50,000,000 shares............
  authorized, 9,930,000 shares issued and outstanding...........            993                         993
Retained earnings...............................................        689,935                      85,007
Accumulated other comprehensive income (loss)...................            756                     (16,945)
                                                                      ---------                   ---------
       Total stockholders' equity...............................        691,684                      69,055
                                                                      ---------                   ---------
       Total liabilities and stockholders' equity...............     $1,469,315                   $ 559,412
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

                                E-CITY SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                             Nine months ended              Three months ended
                                                                               December 31,                  December 31,
                                                                    ---------------------------------    --------------------------
                                                                         2001              2000              2001          2000
                                                                       --------          --------          --------      --------
Sales...........................................................     $1,600,000        $  600,000         $ 500,000     $ 200,000

Cost of Goods Sold..............................................        425,468           245,815            73,095        67,503
                                                                       --------          --------          --------      --------
         Gross Profit...........................................      1,174,532           354,185           426,905       132,497

Operating Expenses
 Sales and marketing............................................         94,710                ---           24,773           ---
 General and administrative.....................................        143,046            187,248           47,368        90,458
                                                                       --------           --------         --------      --------
   Total Operating Expenses.....................................        237,756            187,248           72,141        90,458
                                                                       --------           --------          -------      --------
Income from operations..........................................        936,776            166,937          354,764        42,039

Other Income (Loss)
 Interest income................................................          5,088                 37            3,560             5
 Gain (loss) on foreign currency exchange.......................        (10,011)             1,302           (5,896)          768
                                                                       --------           --------          -------      --------
         Net Other Income (Loss)................................         (4,923)             1,339           (2,336)          773
                                                                       --------           --------          -------      --------
Income Before Provision For Income Taxes .......................        931,853            168,276          352,428        42,812
                                                                       --------           --------          -------      --------
Provision For Income Taxes......................................        326,925             42,676          158,708        20,311
                                                                       --------           --------         --------      --------
Net Income .....................................................      $ 604,928          $ 125,600        $ 193,720     $  22,501
                                                                      =========         ==========        =========     =========
Basic and Diluted Income Per Share .............................       $   0.06          $    0.01        $    0.02     $    0.00
                                                                      =========         ==========        =========     =========
Shares used in computing basic and diluted net income per share
 applicable to common stockholders..............................      9,930,000          9,930,000        9,930,000     9,930,000
                                                                      =========         ==========        =========     =========

                             See accompanying notes.

                              E-CITY SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        Nine months ended December 31,
                                                                     ------------------------------------
                                                                       2001                        2000
                                                                     --------                    --------
Operating activities:
Net income .....................................................    $ 604,928                   $125,600
Adjustments to reconcile net income to
net cash from operating activities:
  Foreign exchange (gain) loss..................................       10,011                      1,302
  Depreciation and amortization.................................       32,437                     26,162
  Deferred tax provision........................................       38,049                        ---
Changes in operating assets and liabilities:
      Accounts receivable.......................................     (835,134)                       ---
      Related parties advances receivable.......................       21,507                        507
      Work in process...........................................       10,300                    (96,756)
      Prepaid expenses..........................................       (4,598)                   (10,225)
      Accounts payable and accrued expenses.....................       52,067                     25,169
      Related parties advances payable..........................        8,604                      2,188
      Deferred revenue..........................................      (25,000)                   (10,000)
      Accrued income tax........................................      235,621                     42,676
                                                                     ---------                  ---------
         Net cash provided by (used in) operating activities....      148,792                    106,623
                                                                     ---------                  ---------
Investing activities:

  Purchases of property and equipment...........................         (495)                   (67,200)
                                                                     ---------                  ---------
         Net cash provided by (used in) investing activities....         (495)                   (67,200)
                                                                     ---------                  ---------
Financing activities:
  Principal payments of long term debt..........................       (2,641)                    (3,143)
  Proceeds from stock issues....................................          ---                        492
                                                                     ---------                  ---------
         Net cash provided by (used in) financing activities....       (2,641)                    (2,651)
                                                                     ---------                  ---------
            Effect of exchange rate changes on cash................    12,171                    (12,724)
                                                                     ---------                  ---------
Net increase (decrease) in cash and cash equivalents............      157,827                     24,048

Cash and cash equivalents at beginning of period................       40,290                     14,658
                                                                     ---------                  ---------
Cash and cash equivalents at end of period......................    $ 198,117                   $ 38,706
                                                                     =========                  =========

                             See accompanying notes.

                                E-CITY SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1.   BASIS OF PRESENTATION

     The consolidated financial statements have been prepared by E-City Software, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of E-City Software, Inc. and its wholly owned subsidiary (collectively "E-City" or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at December 31, 2001 and the operating results and cash flows for the nine months ended December 31, 2001 and 2000, these financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended March 31, 2001 included in the Company's Annual Report on Form 10-KSB filed June 28, 2001 with the Securities and Exchange Commission. The condensed consolidated balance sheet at March 31, 2001 has been derived from audited financial statements as of that date.

     The results of operations for the nine months ended December 31, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2002.

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

Contract Work In Progress -- In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Subsequent costs to produce the computer software are accumulated as an asset, "contract work in progress", and recorded as costs of goods sold when revenue is recognized. Contract work in progress for projects that are not expected to be included in costs of good sold during the twelve months following the balance sheet date are recorded as long-term costs in the "other assets" section of the balance sheet. Contract work in progress that is expected to be recorded as costs of sales within the next twelve months is included in current assets. As of December 31, 2001 and March 31, 2001 all projects for which costs have been incurred are expected to be complete within twelve months and, accordingly, contract work in progress is included in current assets.

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

Major Customers - During the nine months ended December 31, 2001 and 2000, revenue from one customer amounted to $1,100,000 and $600,000 respectively. Amounts included in accounts receivable from this customer at December 31, 2001 were $545,611. During December 2001 the Company sold a license of its cartoDISPATCH product to Fog City Taxi, Inc. Under the terms of the agreement the customer paid $100,000 prior to December 31, 2001 with the remaining $400,000 due prior to March 31, 2002. As of December 31, 2001 amounts due from this customer included in accounts receivable were $400,000.

Basic and Diluted Income Per Share - Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is calculated to give effect to potentially issuable common shares except during income periods when those potentially issuable common shares would increase the income per share. There were no potentially issuable shares at March 31, 2001 and 2000.

New Accounting Standards - In June 2001, FASB issued two statements. SFAS No. 141, "Business Combinations," requires usage of the purchase method for all business combinations initiated after June 30, 2001, and prohibits the usage of the pooling of interests method of accounting for business combinations. The provisions of SFAS No. 141 relating to the application of the purchase method are generally effective for business combinations completed after July 1, 2001. Such provisions include guidance on the identification of the acquiring entity, the recognition of intangible assets other than goodwill acquired in a business combination and the accounting for negative goodwill.

SFAS No. 142, "Goodwill and Other Intangible Assets," changes the current accounting model that requires amortization of goodwill, supplemented by impairment tests, to an accounting model that is based solely upon impairment tests. SFAS No. 142 also provides guidance on accounting for identifiable intangible assets that may or may not require amortization. The provisions of SFAS No. 142 related to accounting for goodwill and intangible assets will be generally effective for the Company at the beginning of 2002, except that certain provisions related to goodwill and other intangible assets are effective for any business combinations that may be completed after July 1, 2001.

The Company has not completed its assessment of these new accounting standards, although it expects that the provisions of SFAS No. 142 will have a material impact on its consolidated operations in 2002 when compared to consolidated operations for years prior to 2002 if the acquisition of an insurance company is completed.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of intangible long-lived assets and associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The asset retirement obligations will be capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal operation of long- lived assets. SFAS No. 143 is effective for years beginning after June 15, 2002, with earlier adoption permitted. The Company does not believe this statement will have any impact to the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and the recognition of impairment of long-lived assets to be held and used. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with an earlier adoption encouraged. The Company is evaluating the impact of adopting SFAS No. 144 but believes it will not have a material effect on the Company's results of operations or financial position.

NOTE 3 - RELATED PARTY TRANSACTIONS AND BALANCES

During the nine months ended December 31, 2001 the Company advanced an officer of the Company $45,000. The note bears no interest and is due on demand.

During the nine months ended December 31, 2001 the Company received payment on a $74,917 note receivable from a related party.

NOTE 4 - STOCKHOLDERS EQUITY

In December 2001, the Company granted a stock dividend in which the stockholders of the Company received one share of common stock for every share held. The dividend was in effect a two for one stock split so all per share amounts have been restated for all periods.

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

    We intend over the next 12 months, to add several new products to our currently available product offering. We have developed a technology for rendering 3 dimensional cityscapes of urban, suburban areas and facilities. We design these computerized maps for our clients on a project-by-project basis. We also license content that we have previously developed to clients under software licensing agreements. These maps are delivered with proprietary software that we have designed to effectively utilize their visual capabilities. We have recently added to our product offering a computerized mapping dispatch product. We plan to release a municipal version of our proprietary viewing software by March 1, 2002, and other mapping products in the wireless, medical and health, airport, airline and defense market segments as we are able to find customers and distributors for such products. We expect that the wireless version of our product will be released in March of 2002. We have no specific timeframe for the launch of the remaining planned products and can make no assurances that we will in fact launch any new products over the next twelve months, except the municipal and wireless products.

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

     E-City currently has the ability to license the completed city maps of Seattle, San Francisco, Las Vegas, Los Angeles, Chicago, Dallas, Denver, Washington DC, Vancouver, BC, Victoria, BC, Markham, Oakville and Kitchener, Ontario, and portions of Munich and Paris, as well as a complete library of the top 50 North American Airports in the AirPortal format. E-City also intends to license a less detailed, more traditional computer map, a so-called two dimensional or 2D map of the United States in conjunction with licenses of its visually more detailed city maps which include buildings and landmarks, or three dimensional or 3D maps. The 2D map capability is presently ready to be licensed to customers in connection with E-City's other 3D product.

    E-City has not determined a standard price for its computer map licensing product or the price of the value added upgrades to such a license. E-City has priced and sold its products to its existing customers in negotiated transactions. E-City intends to maintain this negotiated pricing structure, depending on market research, feedback from its potential customers, and the level of interest that it finds in the marketplace for its products.

    E-City is in the process of developing a paper map printed version of its computer city maps. E-City has completed such a paper map for Seattle and Las Vegas. E-City intends to complete paper maps for San Francisco, Los Angeles, Chicago, Dallas, Denver, Washington DC, Vancouver, B.C. and Victoria, B.C. by March 31, 2002. E-City intends to complete additional paper maps for other cities as it completes market research on potential cities by the end of the third quarter of 2002. E-City intends to price these maps at retail for between $5-$8 per map, depending on the feedback received from potential distributors and potential customers. Depending on the distribution method that E-City selects, E-City would receive between 33% to 60% of the retail price of the paper maps.

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

Results of Operations

    Revenues were $1,600,000 during the nine months ended December 31, 2001 and $600,000 during the nine months ended December 31, 2000. Revenues were $500,000 during the three months ended December 31, 2001 and $ 200,000 during the three months ended December 31, 2000. The increases in both fiscal 2001 periods as compared to the comparable fiscal 2000 periods resulted from the completion of additional interactive city guides under the Cityscape software development agreement, the completion of the city of Munich for our German distributor as well as the sale of our Taxi Dispatch Software to Fog City Taxi.

    Revenue from the sale of the interactive guides is recognized when delivery is complete, and no significant obligations remain unfulfilled by E-City and when collection of any remaining receivable is probable. Payments collected prior to revenue recognition are accounted for as deferred revenue.

     Historically, E-City's revenues have come from a combination of sources, including the sale of 10 interactive maps of North American cities to Cityscape, a related party. E-City anticipates that its sources of revenue in the future will come from sales of its custom mapping development services to customers under software development agreements similar to the one entered into with Cityscape. E-City also anticipates that revenue will be derived from license fees for its computer maps to individual customers on an annual license fee basis. E-City also anticipates that revenue will be generated by sales of E-City's paper map products.

   All of E-City's revenues for the three months ended December 31, 2001, were derived from the licensing of its cartoDISPATCH product to Fog City Taxi, Inc. Although work had been substantially completed on other E-City products during this 3 month period, no product other than cartoDISPATCH was sufficiently complete and approved by the client for final invoicing and delivery during the period.

   Fog City is not a related party, however, the principal of Fog City, Michael Kelley, owns approximately 2% of the issued and outstanding stock of E-City.
Mr. Kelley is a long time business associate of CEO Anis Jessa. There can be no assurance that the license price of $500,000 paid by Fog City is representative of the price that a totally unknown third party may have paid or may pay for a similar license. The revenues derived from the Fog City License Agreement and the revenues derived from the Cityscape agreement may not be representative of the future earnings prospects of E-City in transactions with totally unfamiliar third parties.

    Cost of revenue. Cost of revenues were $425,468 during the nine months ended December 31, 2001 and $245,815 during the nine months ended December 31, 2000. Cost of revenues were $73,095 during the three months ended December 31, 2001 and $ 67,503 during the three months ended December 31, 2000. Cost of revenues increased during the nine months ended 2001 compared to the comparable fiscal 2000 period as we produced four additional city guides. Cost of revenues for the three months ended December 31, 2001 were slightly higher compared to the comparable fiscal 2000 period due to the sale of the Taxi Dispatch Software versus the sale of an interactive city guide under the Cityscape contract. We expect that our cost of revenue will increase in the next fiscal quarter due to an expected increase in headcount as a result of expansion initiatives.

Operating Expenses

     Sales and marketing. Sales and marketing expenses were $94,710 during the nine months ended December 31, 2001 and $0 during the nine months ended December 31, 2000. Sales and marketing expenses were $24,773 during the three months ended December 31, 2001 and $0 during the three months ended December 31, 2000. These increases in both fiscal 2001 periods compared to the comparable fiscal 2000 periods are a result of an increase in our sales force and an increased attendance at trade shows. We expect sales and marketing expenses to increase substantially over the remainder of the year if E-City is successful in developing and marketing its' paper mapping products and computer mapping licenses and in obtaining new customers for its products and services. We anticipate that such expenditures could be as high as $150,000 or more depending on the level of growth.

     General and administrative. General and administrative expenses were $143,046 during the nine months ended December 31, 2001 and $187,248 during the nine months ended December 31, 2000. General and administrative expenses were $47,368 during the three months ended December 31, 2001 and $90,458 during the three months ended December 31, 2000. These decreases in both fiscal 2001 periods compared to the comparable fiscal 2000 periods is due to a leveling off in the number of administrative and management personnel as well as a reduction in legal and professional expenses. We expect that our general and administrative costs will be proportionally higher in the next fiscal quarter depending on the success of our sales efforts.

     Provision for income taxes. We have recorded $326,925 as a provision for income taxes during the nine months ended December 31, 2001 and $42,676 for the nine months ended December 31, 2000. We recorded $158,708 as a provision for income taxes during the three months ended December 31, 2000 and $20,311 during the three months ended December 31, 2000. These increases in both fiscal 2001 periods compared to the comparable fiscal 2000 periods are due to an increase in net income over the respective periods.

Financial Condition

    For the period ended December 31, 2001 E-City had net income of $604,928 while for the period ended December 31, 2000, the Company had net income of $125,600. Also, for the period ended December 31, 2001, the Company had a working capital surplus of $639,640 while for the period ended December 31, 2000, the Company had a working capital deficit of $56,290.

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

Liquidity and capital resources

    The Company continues to finance its growth primarily through funds generated from operations. For the period ended December 31, 2001, net cash provided by operating activities was $148,792. As of December 31, 2001, we had cash and cash equivalents of $198,117. Net cash provided by operating activities was $106,623 for the nine months ended December 31, 2000. Net cash provided by operating activities for the nine months ended December 31, 2001 was primarily the result of a net income, an increase in accrued income tax, an increase in accounts payable and accrued expenses and an increase in related parties advances receivable offset by increases in accounts receivable and a decrease in deferred revenue. Net cash provided by operating activities for the nine months ended December 31, 2000, was primarily attributable to an increase in net income, an increase in accounts payable and accrued expenses and an increase in accrued income tax offset by an increase in work in progress, a decrease in deferred revenue and an increase in prepaid expenses.

     Net cash used in investing activities was $495 for the nine months ended December 31, 2001. Net cash used in investing activities was $67,200 for the nine months ended December 31, 2000. Net cash used in investing activities for the nine months ended December 31, 2001 consisted entirely from the purchase of software related to our filing requirements with the SEC. Net cash used in investing activities for the nine months ended December 31, 2000 consisted of investments in capital equipment.

     Net cash used in financing activities was $2,641 for the nine months ended December 31, 2001 and $3,143 for the nine months ended December 31, 2000. Net cash used in financing activities for the nine months ended December 31, 2001 and 2000 were attributable to lease payments associated with a Company vehicle.

     For the nine months ended December 31, 2001 and 2000, the Company had contract work in progress of $181,623 and $192,243, respectively. Contract work in progress represents the costs to produce our software products and is accumulated as an asset and recorded as costs of goods sold when revenue is recognized. Management has elected to include into work in progress a portion of general and administrative costs based on a reasonable usage for the direct production of our software products. Other direct costs are included at 100% until the revenue is recognized.

     Work on our Airport Maps, the Town of Markham, Kitchner, and
Oakville, Ontario contributed $ 60,108 $71,301, $18,714 and $31,500 respectively towards work in progress during the nine months ended December 31, 2001. Work in progress for projects that are not expected to be included in costs of good sold during the twelve months following the balance sheet date are recorded as long-term costs in the "other assets" section of the balance sheet. Contract work in progress that is expected to be recorded as costs of sales within the next twelve months is included in current assets. As of December 31, 2001, all projects for which costs have been incurred are expected to be completed within twelve months and, accordingly, contract work in progress is included in current assets.

        As of December 31, 2001, our principal commitments consisted of obligations outstanding under related party advances as well as accrued income taxes. We have no material commitments for capital expenditures. In the next fiscal quarter, we expect no significant capital expenditures or lease commitments.

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

     We believe that our current cash and cash equivalents will be insufficient to meet our anticipated cash needs for working capital and capital expenditures through June 2002. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility; however, at the present time, we have not entered into any arrangements or understandings with respect to any such financings. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in operating covenants that would restrict its operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Cash requirements

     We have less than three months of working capital or cash available presently. We need to increase available cash as soon as practicable, either from increased revenues from the sale of our products or from an equity or debt financing or from some combination thereof. We presently have no arrangements or understandings with any investors or potential investors with respect to an investment in E-City. We have not decided at what price or under what terms we will raise such additional funds. The factors that we will utilize in making such a decision include, our success in developing new customers or strategic partners for E-City, the market valuation of our competitors, the availability of investments generally for development stage start-up companies and the feedback that we receive from potential investors. We intend to target potential customers and potential strategic partners as possible investors in E-City, though we have not received any indications of interest so far. E-City has identified acquaintances of the officers and directors who are interested in providing debt or equity financing for E-City. E-City has not reached any terms with such prospective investors in which such financing would be forthcoming. E-City intends to pursue these sources of possible financing. In addition, E-City intends to pursue financing via venture capital funds and private capital groups. E-City has not yet identified any specific venture capital funds or private capital groups. E-City intends to identify such funds by June 30, 2002. There can be no assurance that E-City will be successful in identifying appropriate funds or that such funds, if identified, will be willing to make an investment in E-City on financial terms acceptable to E-City. E-City also intends to solicit proposals from investment banking firms to conduct financing on behalf of the Company. E-City has not identified any specific investment banking firm to date. E-City intends to identify an appropriate investment banking firm by June 30, 2002. There can be no assurance that E-City will be successful in identifying an appropriate investment banking firm or that once identified such an investment banking firm will be willing and able to provide financing to E-City under acceptable terms and conditions. If we are unable to raise additional or sufficient funds for E-City, and our revenues from the sale of our products are insufficient, we may have to abandon our additional hiring plans, possibly close either our Seattle or Vancouver office to consolidate, abandon our plan to produce paper maps, reduce staff or salaries, increase the number of customers, or some combination thereof. These steps may not be sufficient and we may fail, even with these measures, if we are unsuccessful in growing revenues or raising additional funds under acceptable terms.

Research and development

    We intend to continue to develop an ability over the next twelve months to deliver our maps via hand held, internet enabled devices, such as a cellular phone or a Palm Pilot or other personal electronic device. We do not yet know how much it will cost to develop such an ability. We also intend to continue to develop techniques for compressing our computer maps, shrinking their file size, so that we might transmit them faster over the world wide web. We do not yet know how much it will cost to do this. The factors we will use to determine how much money to spend on research and development will include, feedback from our customers, the expenditures of our competitors, the availability and terms of additional financing that we intend to seek, our available cash and general market conditions.

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

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits

     None.

     (b)  Reports on Form 8-K.

     We did not file any reports on Form 8-K during the quarter ended December 31, 2001.

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

Dated:  February 14, 2002