Form 10KSB
period 2002-03-31
E CITYSOFTWARE INC
filed 2002-06-28
CIK 1118480

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

                  /x/ Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Fiscal Year Ended March 31, 2002

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


    Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    State issuer's revenues for its most recent fiscal year: $1,607,774

    Aggregate market value of the Registrant's Common Stock held by non-affiliates as of March 31, 2002 was approximately $2,370,094. The number of shares of the Registrant's Common Stock outstanding as of June 25, 2002 was 10,130,000

    Transitional Small Business Disclosure Format: Yes / /  No /X/

             TABLE OF CONTENTS                                            Page

             Part I.

Item 1.      Description of Business                                        3

Item 2.      Description of Property                                        7

Item 3.      Legal Proceedings                                              7

Item 4.      Submission of Matters to a Vote of Security Holders            7

             Part II.

Item 5.      Market for Common Equity and Related Shareholder Matters       7

Item 6.      Management's Discussion and Analysis                           10

Item 7.      Financial Statements                                           16

Item 8.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                         31

             Part III

Item 9.      Directors, Executive Officers, Promoters and Control
             Persons; Compliance With Section 16(a) of the Exchange Act     31

Item 10.     Executive Compensation                                         32

Item 11.     Security Ownership of Certain Beneficial Owners and Management 33

Item 12.     Certain Relationships and Related Transactions                 35

Item 13.     Exhibits List and Reports on Form 8-K                          38


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

PART I.

Item 1. DESCRIPTION OF BUSINESS


Overview

    E-City is a computer mapping company. Computer mapping uses digital versions of maps to produce maps on computer, which may be viewed on cd-rom or over the internet or which may in turn be developed into digitally produced paper maps for publication and sale. Some computer mapping technology allows users to interact with the maps in limited ways, allowing them to zoom in closer or farther away from a particular object or section of the map using functions contained on the computer map. Users can also customize some computer maps to their preferences, specifying scale, how roads are identified, or other features, such as color. E-City has produced a style of computer mapping which includes drawings of buildings, features and landscapes on to the computer map of streets and cities. These buildings and landmarks are easy to recognize and facilitate the ability of drivers, pedestrians or tourists to orient themselves and navigate a particular urban area. E-City has produced these computer maps for eight major US cities, 4 Canadian cities as well as Munich, Germany. In general, the computer mapping industry has focused on developing maps that depict streets and intersections without buildings or landmarks, or with only a symbol indicating a building or landmark. E-City has taken the approach that consumers would desire a city view that contains certain building and landmark information in a way that is easy to recognize. The computer mapping industry is a fairly new industry. Most computer maps are viewed on a free-of-charge basis to consumers visiting websites or requesting driving directions on the internet. These maps are developed and paid for generally either by websites who charge a fee to advertisers to show advertisements to consumers who are looking for maps or by businesses operating a website on the internet who pay computer mapping providers to provide location and direction maps to visitors to their corporate sites.

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

E-City combination with Butterfly Software

    Butterfly Software became a wholly owned subsidiary of E-City on August 15, 2000. E-City purchased 100% of the stock of Butterfly Software on August 15, 2000 in exchange for 100,000 shares of common stock of E-City.

E-City's principal products and services

    E-City has one service and one product that it is currently engaged in providing. The service which E-City currently provides is the development of computer maps for major metropolitan areas that are developed for a customer and then provided to that customer over the internet and on cd-rom. E-City has four such contracts with various customers for the development of cities in major metropolitan areas. E-City has the capability of developing more cities for individual customers on a contract basis. E-City continuously seeks additional customers for this map development service. When a customer desires to have E-City build an interactive map of a particular city, E-City will prepare a pricing bid for that map build. The price that E-City charges for such services is determined on a contract-by-contract basis and, is based on E-City's actual cost in developing the mapping solution, including aerial photography, programming, drawing and graphic design, plus a profit margin of between 0% and 30%, depending on how likely E-City is to be able to leverage the work that it would be doing on the contract to produce other revenue, including subsequent sales of the product to other customers.

    In addition to the custom computer map development services described above, E-City has one product that consists of a computerized taxi dispatch system. This system is licensed to taxi cab companies through the use of distributors. E-City currently has one such distributor, Fog City Taxi, and is currently seeking other distributors for its Taxi Dispatch product.

    E-City derives new customers for its computer mapping service in three ways:
E-City engages in direct sales with prospective customers for its computer mapping services. Such prospective customers include local and state governments, corporations, internet websites and travel and tourism and aviation related companies; E-City offers for sale its existing library of completed city maps together with associated customization services in the same method as described above; E-City also employs distributors or resellers of its computer mapping services. E-City currently has two distributors and is actively seeking additional distributors.

E-City's pricing policy with respect to its computer mapping services is to charge its costs plus a 0-30% margin as described above. E-City has not yet determined a price for re-licensing of its existing computer map products, but intends to price such sales on a negotiated contract by contract basis. E-City provides two pricing mechanism for its Taxi Dispatch product. The first pricing method is to charge a distributor or reseller a flat fee to distribute an unlimited number of the Taxi Dispatch product in a restricted geographic area. E-City also offers distributors the option of purchasing multiple copies of Taxi Dispatch. No price has been determined for this option. E-City has one contract with a Taxi Dispatch distributor, Fog City Taxi, where Fog City has agreed to pay $500,000 for distribution in eight western states.


Distribution and marketing methods

    Presently, E-City has two distributors of its computer mapping services. E-City presently makes its custom map development services available to customers who call, email, write or respond to advertisements on E-City's websites and through direct telephone sales calls by E-City's sales staff or through its distributors. E-City is currently looking for strategic partners who might be resellers of the E-City computer map services. E-City currently offers computer mapping services to its distributors for 70% of the sales price of such services. Management contemplates that pricing in other markets will be done on a revenue-share basis, to be negotiated with a reseller once a possible reseller or resellers have been identified. Such pricing will be determined by the likely volume of sales a reseller might make, any minimum order commitments a reseller might give, any synergies the reseller might provide for E-City's other products, any marketing or brand awareness for E-City that the reseller might provide, the depth and quality of the reseller's customer base and the number of offers from competing resellers that E-City receives.

Status of products and services

    Currently E-City offers computer mapping services through direct sales by means of its distributor. E-City also offers its Taxi Dispatch product through its distributor. E-City had planned a number of products in development in 2001 and 2002. These products included a paper map product, a wireless product, an in vehicle navigation product and a 3d Health Map product. The wireless and in vehicle navigation map product and health map are substantially complete and E-City is ready to provide them as a service to customers on a contract by contract basis. E-City currently has no customers for these specialized mapping services. E-City mapping services are also available in a paper map format. E-City has one customer for its paper mapping services. No other products or additional services are planned for development in 2002 due to E-City's current liquidity situation. Should E-City's cash position improve, E-City may reevaluate new product or service opportunities as presented. E-City also has the ability to license its already developed custom mapping services on an individual license basis.


Revenues

    Historically, all of E-City's revenues have been derived from its distributors and its customer Cityscape.com. 100% of E-City's revenues have been derived from sales of its computer mapping services and its taxi dispatch product. E-City anticipates that its sources of revenue in the future will come from sales of its custom mapping development services, sales of its computer mapping services and Taxi Dispatch product by its distributors. E-City also anticipates that revenue will be derived from direct sales of its computer mapping services to various customers in aerospace, aviation, defense, vehicle navigation, wireless, telecommunications, governmental and travel and tourism segments.

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

    Our mapping development services compete with MapQuest, Vicinity and to a lesser degree other smaller geographic information systems (GIS) firms. MapQuest, Vicinity and most of these GIS consultancy firms have more experience in the field than we do and have established brand recognition, have successfully developed customers, have significant financial and human resources and have a wider variety of products that they offer than we do. It will be very difficult to compete successfully against these competitors. In addition, while we believe that the visual depictions of buildings, landmarks and the look and feel of E-City maps will appeal to some businesses, this visual differentiation may not be sufficient to attract customers. Furthermore, if we are successful in cultivating a customer base based on the visual detail presented in E-City maps, our competitors could add similar features to their products. In addition, with many potential new clients, an additional competitor to our mapping solution is the client's own in-house information systems department that may initially believe that it can duplicate our services at a lower cost. In each competitive situation that we face, we believe the factors that cause potential clients to consider our services include the depth of our mapping offerings, the visual appeal of our maps, the number of cities that we provide coverage for, our ability to integrate our services into larger marketing initiatives, the quality and reliability of our services, our speed of implementation and the overall quality of our technology and client service.

Our Taxi Dispatch product competes against a number of highly sophisticated taxi dispatch technologies. Our main competitor, DDS, supplies very expensive and elaborate systems for use by very large taxi companies. Rather than compete against DDS and other large taxi dispatch software companies., our focus is on the smaller independent taxi organizations. We believe that the small taxi dispatch market is highly fragmented and we are not aware of any large competitor that specifically addresses this market.

Dependence on one customer

    We have been heavily dependent on our customer, Cityscape.com, Inc., for a large portion of our sales to date. We are also dependent on our distributor Orion Technologies for additional computer mapping services sales, as our German distributor does not currently appear to be soliciting customers for us. While we anticipate identifying and securing other distributors and customers, we have had limited success in doing so. Although E-City has completed all of the work required under its development contract with Cityscape.com, it has not received full payment for services rendered there under. Cityscape owes a total remaining outstanding balance under the contract of approximately $440,000. E-City has serious concerns about collecting this remaining balance. Although, E-City is not relying upon Cityscape for future sales, E-City is heavily dependent on its current and ongoing cash needs upon receipt and payment in full of the Cityscape receivable. As Cityscape appears to be no longer actively engaged in the business for which services were engaged, there remains a considerable concern by management of the collect ability of the balance. E-City has been unsuccessful to date in receiving assurances from Cityscape regarding future payment and has been unable to gather any further information on the current financial condition of Cityscape.


Research and development

    E-City has not made an investment to date in research and development. E-City has developed its computer mapping process and its Taxi Dispatch product as part of the execution of its obligations under agreements with its various customers. To the extent that the development of E-City's mapping process and related specialty services, such as 3d Car Map, 3d Health Map, and Taxi Dispatch qualifies as research and development, 100% of the development of its products and services was borne by E-City's customers. Butterfly Software, E-City's subsidiary, spent $38,706 and $0 on research and development during 2002 and 2001 respectively


Proprietary rights and licensing

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


Regulatory environment

    The aspect of our business that faces significant governmental regulation or is likely to face such regulation is the aspect of our computer mapping capability delivered via the internet and through our website. Within the United States, the legal landscape for internet privacy is new and rapidly evolving. Collectors and users of consumer information over the internet face potential tort liability for public disclosure of private information; and liability under federal and state fair trade acts when information sharing practices do not mirror stated privacy policies. Due to the increasing popularity and use of the internet, it is likely that a growing number of laws and regulations will be adopted at the international, federal, state and local levels relating to the internet covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of services. Further, the growth and development of the market for activity on the internet may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may impair the growth of the internet, which could, in turn, decrease the demand for our services and increase our cost of doing business. Moreover, the applicability to the internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the internet could harm our business.

Employees and consultants

    As of March 31, 2002, we had 10 employees and two consultants, 8 of whom were based at our offices in Vancouver, British Columbia and two of whom are based out of our offices in Seattle, Washington. None of our employees is subject to a collective bargaining agreement. We do not have any written employment agreements with any of our employees. We believe that our relations with our employees and consultants are good.

Item 2. DESCRIPTION OF PROPERTY

    Most of our employees are located in an approximately 3,000 square foot facility in Vancouver, British Columbia. The lease for this facility expired in May, 2002 and is currently rented on a month-to-month basis. Our headquarters are located in Seattle, Washington of approximately 600 square feet. This facility is rented on a month-to-month basis with no lease agreement. We believe that these existing facilities are adequate to meet our current, foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms.


Item 3. LEGAL PROCEEDINGS

    E-City has been sued in the Superior Court of Washington For King County by a former employee for breach of contract in an amount of approximately $39,505 plus court costs and attorney fees. The company is currently investigation its potential liability in this matter.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.


Part II.

Item 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market for Our Common Stock

     Our common stock is listed on the Over the Counter Bulletin Board under the symbol "ECTY." The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the Over the Counter Bulletin Board. Prior to this time there was no public market for our stock.



Fiscal year ending March 31, 2002:                             High       Low


Second Quarter (from August 16, 2001)                          $5.00     $5.00
Third Quarter                                                  $7.92     $2.30
Fourth Quarter                                                 $3.42     $0.31


     We have never paid cash dividends and do not plan to do so in the foreseeable future. According to the records of our transfer agent, at March 31, 2002, there were approximately 71 stockholders of record of our common stock.


As of March 31, 2002, there are no options outstanding to purchase shares of our common stock and no options to purchase our common stock that are authorized and available for grant. We have 3,771,340 shares that were eligible for sale under Rule 144 on August 9, 2001. We have 50,000 shares that were eligible for sale under Rule 144 on August 15, 2001. We have 6,108,660 shares of common stock that were registered under the Securities Act on form SB-2. This registration statement became effective on May 4, 2001. We have 130,000 shares that will be eligible for sale under Rule 144 on January 25, 2003. We have 70,000 shares that will be eligible for sale under Rule 144 on January 31, 2003.

According to our transfer agent, as of March 31, 2002, there were approximately 71 holders of record of our shares of common stock. No dividends have been paid on our common stock to date, and we have no plans to pay dividends on our common stock in the foreseeable future.


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

Recent sales of unregistered securities

The registrant sold 130,000 shares of common stock on January 25, 2002 and 70,000 shares of common stock on January 31, 2002 to a total number of 9 investors. There was no public offering of the shares. The duration of the offering period was January 25, 2002 to January 31, 2002. The sales price for the shares was determined by the then current trading price of E-City at the time the shares were purchased of $2.00 and $0.86 per share respectively, for total offering proceeds to the company of $323,505. The issuance of these shares removed advances and notes totaling $320,000 and accrued interest of $3,505 owing to various shareholders. These issuances are exempt from registration under the Securities Act in accordance with Regulation D, Rule 505.

These shares were issued to existing shareholders of the company. A total of 9 offers concerning the securities were made during the period of the offering. There was no general solicitation, public announcement, advertisement or general offering of the securities. All of the offers were made to current shareholders of the company. These 9 offers resulted in sales 200,000 shares to 9 shareholders of record. Of the 9 sales that took place, 5 sales were made to unaccredited, non-affiliate investors. Each individual investor, whether accredited, unaccredited, affiliated or unaffiliated was provided with the following information: (i) the information required to be furnished in Part I of Form SB-2 under the Securities Act; (ii) the information required by Item 310 of Regulation S-B; (iii)the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the issuer possesses or can acquire without unreasonable effort or expense that is necessary to verify the accuracy of any information furnished in connection with the offering; (iv) written disclosure regarding the limitations and restrictions on resale of the securities.


     Between May 12, 2000 and August 1, 2000, the registrant sold 9,830,000 shares of common stock. There was no public offering of the shares. The duration of the offering period was May 12, 2000 to August 1, 2000 at a price per share of par value of $0.0001 per share, for total offering proceeds to the company of $491.50. These issuances are exempt from registration under the Securities Act in accordance with Regulation D, Rule 505. These shares were issued to officers, directors and affiliates of the company, as well as a limited number of donees of officer and director Anis Jessa. A total of 51 offers concerning the securities were made during the period of the offering. There was no general solicitation, public announcement, advertisement or general offering of the securities. All of the offers were made to acquaintances and business associates of the officers and directors of the company. These 51 offers resulted in sales of 9,830,000 shares to 50 shareholders of record. Of the 50 sales that took place, 30 sales were made to unaccredited, non-affiliate investors. Each individual investor, whether accredited, unaccredited, affiliated or unaffiliated was provided with the following information: (i) the information required to be furnished in Part I of Form SB-2 under the Securities Act; (ii) the information required by Item 310 of Regulation S-B; (iii)the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the issuer possesses or can acquire without unreasonable effort or expense that is necessary to verify the accuracy of any information furnished in connection with the offering; (iv) written disclosure regarding the limitations and restrictions on resale of the securities.

     Officer and director Robin Moulder purchased 40,000 shares of common stock at $0.0001 per share on August 1, 2000 in the above mentioned private placement. Officer and director Sal Devji purchased 400,000 shares of common stock at $0.0001 per share on August 1, 2000 in the above mentioned private placement. Officer Susan Polmar purchased 10,000 shares of common stock at $0.0001 per share on August 1, 2000 in the above mentioned private placement.

    On February 1, 2001, Salim Devji resigned as an officer, director and employee of E-City Software. As part of his settlement and severance package, Mr. Devji agreed to transfer 350,000 of his common shares of E-City Software to Anis Jessa. On September 30, 2001 Susan Polmar resigned as an officer of E-City Software. On December 31, 2001 Robin Moulder resigned as an officer and Director of E-City Software.

     On August 15, 2000, E-City issued to Butterfly Software, a related party, accredited investor who had access to information regarding the registrant, 100,000 shares of common stock in exchange for the purchase of 100% of the issued and outstanding stock of Butterfly Software under the attached stock purchase agreement. This issuance is exempt from registration under the Securities Act in accordance with Regulation D, Rule 505.

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


Overview

    E-City Software, Inc. is a Nevada corporation formed on May 12, 2000 for the purpose of developing and commercializing computer mapping services in cd-rom format and on the internet for Internet sites and other businesses that utilize computerized mapping services. We develop and market services that allow our clients to provide computerized mapping services to their customers. Our subsidiary, Butterfly Software, Inc., a British Columbia corporation, was formed on November 8, 1998 for the purpose of producing computerized maps. In its original conception, Butterfly was to make computerized maps in the form of maps of popular tourist destinations which it planned to sell to wholesale and retail customers on cd-rom in a screen saver format. In September of 1999, Butterfly changed its business model and began focusing on the delivery of computer maps via the internet, as well as in cd-rom format. Butterfly Software became a wholly owned subsidiary of E-City on August 15, 2000. E-City purchased 100% of the stock of Butterfly Software on August 15, 2000 in exchange for 100,000 shares of common stock of E-City.

    We intend over the next 12 months to focus on increasing our cash position by means of a combination of the following: (i) the sale of equity or debt securities in the company; (ii) increased sales of computer mapping services by distributors and through direct sales negotiated primarily by our chief executive officer, Anis Jessa; (iii) increased sales of our Taxi Dispatch products to new distributors or end user customers; (iv) colleting on our accounts receivable from our existing customers and distributors. If we are unsuccessful in improving our cash position by a combination of these methods to a level sufficient to fund our continued operations, we will seek a merger partner or sale of corporate assets. We have not established a timeframe in which such a decision would be made. We have no specific entities with whom we are in financing or acquisition discussions, nor can we be certain that any of these methods will be successful in improving our cash situation.

   Due to our present cash situation, we have substantially curtailed our plans for growth over the next 12 months. We intend to hire additional production staff should we be successful in securing new customers for our computer mapping services. In the absence of additional customers, we do not intend to hire any additional staff and may reduce our staff in an effort to further contain costs. We have also cancelled our plans to improve our direct sales capabilities. At present, we are concentrating our efforts on large aviation related purchases of our computer mapping services and sales of our Taxi Dispatch product, as these two activities seem the most likely to improve our cash position in the next 12 months.

   If we are successful in securing an aviation related customer or a US distributor for our products, substantially all of our growth next year would probably be as a result of sales generated by such a distributor or customer. While we have received indications of customer interest from a variety of potential purchasers of our computer mapping services, we have been unable to reach negotiated pricing and delivery terms with such purchasers. As our direct sales capability is very limited by our resources, we will be exceptionally dependent this year on our existing distributors and any new distributors that we may acquire. We have no plans to develop any additional products or services until our cash position improves.

Results of operations for the years ended March 31, 2002 and 2001.

    Revenues for the year ended March 31, 2002 were $ 1,607,774 as E-City completed work on the remaining five cities under the Cityscape software development agreement, the city of Munich, Germany for our customer Keller Verlag GmbH & Co. KG, as well as the cities of Markham and Oakville, Ontario, Canada. E-City also sold a license of its Taxi Dispatch software to Fog City Taxi.

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

    Currently E-City has no revenue and no signed contracts that would produce revenue in the near term. E-City anticipates that its future revenue will come from direct sales of map services directly to clients that approach E-City or E-City becomes familiar with during its previous attendance at various trade shows. E-City also anticipates additional sources of revenue may come from its Canadian distributor or from a potential US distributor although no US distributor has been identify or selected. E-City also anticipates revenue from sales of its Taxi Dispatch product to potential distributors none of whom have been identified or selected as of yet. No assurance can be given that E-City will be successful in deriving revenue from any of the above mentioned methods. Revenue growth is critical to the short term viability and long term success of E-City.


Operating Expenses

    General and administrative expenses are comprised primarily of expenses related to the support and maintenance of our software development team. Other costs include consulting fees, accounting services and filing fees.

    General and administrative expenses for the year ended March 31, 2002 were $460,130 an increase of $173,357 over the same period in the previous year. This increase is a result of a reduction in the capitalization of costs related to work in progress, as well as higher office, legal and professional fees expenses. We expect general and administrative expenses to decrease substantially over the previous year if E-City is unsuccessful in increasing its sales of computer mapping services by distributors or through direct sales.

    E-City has not made an investment to date in research and development. E-City has developed its computer mapping process and its Taxi Dispatch product as part of the execution of its obligations under agreements with its various customers. Butterfly Software, E-City's subsidiary, spent $38,706 and $0 on research and development during 2002 and 2001 respectively. Research and development expenses were not incurred during the fiscal year ended March 31, 2001, due to the fact that our core software development of our interactive city guide had already been completed.

Financial Condition

    For the year ended March 31, 2002 E-City had net income of $31,102 while for the year ended March 31, 2001, the company had net income of $153,639. Also, for the year ended March 31, 2002 the company had a working capital surplus of $310,971 while for the year ended March 31, 2001 the company had a working capital deficit of $8,805.

    E-City is heavily dependent on its current and ongoing cash needs upon receipt and payment in full of the Cityscape receivable. As Cityscape appears to be no longer actively engaged in the business for which services were engaged, there remains a considerable concern by management of the collect ability of the balance. E-City has been unsuccessful to date in receiving assurances from Cityscape regarding future payment and has been unable to gather any further information on the current financial condition of Cityscape. As a result, management has decided to write-off $400,000 of the Cityscape receivable.

    E-City is also dependent on its ongoing cash needs upon receipt and payment in full of the Fog City Taxi receivable. We sold a license of our Taxi Dispatch software and completed delivery as scheduled. The product was robust, stable and competitive. Subsequent to delivery of the final product, our resale partner, Fog City Taxi, made suggestions for product enhancements that would greatly increase the power of Taxi Dispatch and would be relatively inexpensive. Fog City agreed to delay the launch of their retail sales efforts until these enhancements were completed. As E-City did not wish to penalize Fog City for agreeing to delay retail sales, the company extended the period provided by their license agreement to provide for full-payment within 90 days of anticipated completion of the enhanced product. E-City completed the necessary enhancements in June 2002. E-City has received $125,000 to date in payments from Fog City Taxi and should receive payment-in-full by September 30, 2002.


    E-City has formulated a plan involving several efforts including an increased marketing effort to contact potential customers. Expenses and costs are also being examined to determine their need and effectiveness to meet the company's goals. Various equity sources are also being explored in order to generate cash. Along with exploring equity sources, E-City is also pursuing financing options, although nothing specific has yet been established with an investor or financing party. E-City has already cut back on a number of projects and a reduction in its work force and related expenses have already been made. E-City has also curtailed a number of advertising and marketing efforts until the financial condition of the company improves.

    The company is in a very tenuous cash position going forward. There are reserves of less than two months of operating cash and payments from Cityscape under the software development agreement cannot be assured. There can be no assurance that E-City will develop any new customers or add any new distributors, or that its pricing arrangement with such customers or distributors, if located, will be sufficient to provide E-City with the financial resources necessary to continue operation.

Liquidity and capital resources

    Our cash situation is critical. Without additional cash received from the collection of accounts receivable, new product sales or financing proceeds, we will not be able to maintain our operations.

    We have traditionally been able to finance our growth primarily through funds generated from operations. However, for the year ended March 31, 2002, net cash used by operating activities was $50,614. As of March 31, 2002, we had cash and cash equivalents of $13,397.

    The company had a negative change in cash of $26,893 for the year ended March 31, 2002. The principal sources of cash were an increase in a write off of a related party advance receivable in the amount of $400,000, net earnings in the amount of $31,102, a reduction in work in progress of $133,252, an increase in accounts payable and accrued expenses of $185,855, a decrease in our deferred tax provision of $19,421 and an increase in depreciation and amortization of $67,143. The principal uses of cash were an increase in accounts receivable of $768,334, a decrease in related parties advances payable of $16,559, a decrease in accrued income taxes of $58,266, a decrease in deferred revenue of $22,750 and an increase in related party advances receivable of $18,768.

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

    For the year ended March 31, 2002 and 2001, the company had contract work in progress of $0 and $192,243 , respectively. Contract work in progress represents the costs to produce the interactive city guides and is accumulated as an asset and recorded as costs of goods sold when revenue is recognized. Management has elected to include into work in progress a portion of general and administrative costs based on a reasonable usage for the direct production of the interactive city guides. Other direct costs are included at 100% until the revenue is recognized.

    Contract work in progress for projects that are not expected to be included in costs of good sold during the twelve months following the balance sheet date are recorded as long-term costs in the "other assets" section of the balance sheet. Contract work in progress that is expected to be recorded as costs of sales within the next twelve months is included in current assets. As of March 31, 2002, E-City had $35,470 remaining in software development costs representing 50 AirPortal Maps that were built during the year for resale and/or licensing and have been recorded as part of E-City's other assets.

    We believe that existing cash balances and funds generated from operations are insufficient to meet our liquidity needs for the foreseeable future. We are actively pursuing customers, distributors and financing options so that we may reach a level of sales sufficient to meet our liquidity needs.

    E-City's management has serious concerns about the company's long-term prospects should the current cash situation continue without improvement. The following issues and uncertainties, among others, should be considered in evaluating E-City's growth outlook.

     We need working capital to maintain our operations. We have presently exhausted substantially all of our working capital.

     We believe that our current cash and cash equivalents will be insufficient to meet our anticipated cash needs for working capital and capital expenditures through September 2002 and we need to secure additional cash as soon as possible. If cash generated from operations is insufficient to satisfy our liquidity requirements on an ongoing basis, we may seek to sell additional equity or debt securities or to obtain a credit facility; however, at the present time, we have not entered into any arrangements or understandings with respect to any such financings. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in operating covenants that would restrict its operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.


Cash requirements

    Presently, without additional cash, we will not be able to continue operations. We have less than 60 days worth of operating capital at our present level of expenditure. Our continued operation is therefore dependent upon our ability to secure additional cash. We have less than two months of working capital or cash available presently. We need to raise additional funds as soon as practicable, either through collection of existing accounts receivable, through new product or service sales or through the sale of equity or debt securities in the company. We presently have no arrangements or understandings with any investors or potential investors with respect to an investment in E-City. We have not decided at what price or under what terms we will raise such additional funds. The factors that we will utilize in making such a decision include, our success in developing new customers or strategic partners for E-City, the market valuation of our competitors, the availability of investments generally for development stage start-up companies and the feedback that we receive from potential investors. We intend to target potential customers and potential strategic partners as possible investors in E-City, though we have not received any indications of interest so far. E-City has identified acquaintances of the officers and directors who are interested in providing debt or equity financing for E-City. E-City has not reached any terms with such prospective investors in which such financing would be forthcoming.

    E-City intends to pursue these sources of possible financing. If we are unable to raise additional or sufficient funds for E-City, we will have to possibly close either our Seattle or Vancouver office to consolidate, reduce staff or salaries. These steps may not be sufficient and we may fail, even with these measures, if we are unsuccessful in raising additional funds under acceptable terms.

Research and development

    We have no present intention to spend any resources on research or development over the next 12 months. It is possible that we will be able to continue developing commercial products and services in the context of paid development contracts with prospective clients. There can be no assurance that we will secure any additional customers. Even if we are successful in securing additional customers, there can be no assurance that the terms and conditions under which we operate with new customers will permit us to conduct useful research and development in the context of those projects. If there should be a substantial improvement in our liquidity and cash situation management will evaluate possible research and development opportunities available at that time.

Plant and equipment

    We currently have offices in Seattle, Washington and Vancouver, British Columbia. Most of our core software development and mapping and animation technology will be hosted in Vancouver where the employee base is large and wages are generally lower than in most regions of the United States for software developers. We believe our currently available space should be sufficient for our needs for the next twelve months.

Employees

   We have no current plans to hire any additional employees. We believe our revenue and growth will be derived primarily through addition distributors. If such growth materializes, we would need to increase our production staff in proportion to the amount of computer mapping services or product sales supplied by our distributors or solicited by the company directly in direct sales.

Item 7. FINANCIAL STATEMENTS







                              E-CITY SOFTWARE, INC.
                                 AND SUBSIDIARY








               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS








                             March 31, 2002 and 2001

                              E-CITY SOFTWARE, INC.
                                 AND SUBSIDIARY



                                TABLE OF CONTENTS



                                                                            Page

Report of Independent Certified Public Accountants                           18

Consolidated Financial Statements:

   Consolidated Balance Sheets - March 31, 2002 and 2001                     19

   Consolidated Statements of Operations for the Years ended
   March 31, 2002 and 2001                                                   20

   Consolidated Statements of Stockholders' Equity for
   the Years Ended March 31, 2002 and March 31, 2001                         21

   Consolidated Statements of Cash Flows for the Years Ended
   March 31, 2002 and 2001                                                   22

Notes to Consolidated Financial Statements                                   23

HANSEN, BARNETT & MAXWELL                                    (801) 532-2200
A Professional Corporation                                 Fax (801) 532-7944
CERTIFIED PUBLIC ACCOUNTANTS                           5 Triad Center, Suite 750
                                                      Salt Lake City, Utah 84180
                                                             www.hbmcpas.com





               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders
E-City Software, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheets of E-City Software, Inc. and subsidiary as of March 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E-City Software, Inc. and subsidiary as of March 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                                HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
June 21, 2002



                                              Member of AICPA Division of Firms
                                                     Member of SECPS





                      E-CITY SOFTWARE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             March 31, 2002 and 2001
                                                                                                      2002             2001
                                                                                              ------------    -------------
                                     ASSETS
Current Assets
      Cash                                                                                     $    13,397    $      40,290
      Accounts receivable - trade and related party                                                451,925          109,000
      Contract work in progress                                                                          -          192,243
      Related party notes receivable                                                                85,000           74,917
      Related party advances                                                                         7,007            3,207
      Prepaid expenses & other current assets                                                       10,023            9,327
                                                                                               -----------    -------------

           Total Current Assets                                                                    567,352          428,984
                                                                                               -----------    -------------

Property and Equipment
      Automobiles                                                                                   19,127           19,355
      Furniture and fixtures                                                                        10,947           11,060
      Computer equipment                                                                            82,456           83,435
      Computer software                                                                             35,633           35,558
      Leasehold improvements                                                                        11,639           11,747
      Less: accumulated depreciation                                                               (92,597)         (50,872)
                                                                                               -----------    --------------

           Net Property and Equipment                                                               67,205          110,283
                                                                                               -----------    -------------

Accounts Receivable - Long Term                                                                     26,216               -
Other Assets, Net Amortization of $24,944 and $111, respectively                                    35,152              724
Deferred Tax Asset                                                                                       -           19,421
                                                                                               -----------    -------------

Total Assets                                                                                   $   695,925    $     559,412
                                                                                               ===========    =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts payable                                                                         $   103,575    $      36,258
      Accrued expenses                                                                             140,201           29,890
      Obligations under capital lease - current portion                                              3,734            3,507
      Related party advances                                                                           632          321,173
      Deferred revenue                                                                               2,250           25,000
      Accrued income taxes                                                                           5,989           21,961
                                                                                               -----------    -------------

           Total Current Liabilities                                                               256,381          437,789
                                                                                               -----------    -------------

Obligations Under Capital Lease-Long Term Portion                                                    6,419           10,275
Accrued Liabilities - Long-Term                                                                      7,865                -
Deferred Income Taxes                                                                                    -           42,293
                                                                                               -----------    -------------

Total Liabilities                                                                                  270,665          490,357
                                                                                               -----------    -------------

Stockholders' Equity
      Common stock, $0.0001 par value, 50,000,000 shares
      Authorized, 10,130,000 and 9,930,000 shares issued and
        outstanding, respectively                                                                    1,013              993
      Additional paid in capital                                                                   323,485                -
      Retained earnings                                                                            116,109           85,007
      Accumulated other comprehensive loss                                                         (15,347)         (16,945)
                                                                                               -------------  -------------

           Total Stockholders' Equity                                                              425,260           69,055
                                                                                               -----------    -------------

Total Liabilities and Stockholders' Equity                                                     $   695,925    $     559,412
                                                                                               ===========    =============

The accompanying notes are an integral part of these consolidated financial statements




                      E-CITY SOFTWARE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001



                                                                                                      2002             2001
                                                                                             -------------    -------------

Sales                                                                                        $   1,607,774    $     800,000

Cost of Goods Sold                                                                                 454,469          308,182
                                                                                             -------------    -------------

      Gross Profit                                                                               1,153,305          491,818

Operating Expenses
      General and administrative expenses                                                          460,130          286,773
      Sales and marketing expenses                                                                 224,323                -
      Research and development                                                                      38,706                -
      Write-off of related party accounts receivable                                               400,000                -
                                                                                             -------------    -------------

            Total Operating Expenses                                                             1,123,159          286,773
                                                                                             -------------    -------------

Income from Operations                                                                              30,146          205,045

Other Income (Loss)
      Interest income                                                                                5,057              856
      Gain (loss) on foreign currency exchange                                                       1,888           (7,429)
                                                                                             -------------    --------------

            Net Other Income (Loss)                                                                  6,945           (6,573)
                                                                                             -------------    --------------

Income (Loss) Before Provision
   For Income Taxes                                                                                 37,091          198,472

Provision For Income Taxes                                                                          (5,989)         (44,833)
                                                                                             -------------    --------------

Net Income                                                                                   $      31,102    $     153,639
                                                                                             =============    =============

Basic And Diluted Income
   Per Common Share                                                                          $           -    $        0.02
                                                                                             =============    =============

Weighted Average Shares Outstanding                                                              9,964,466        9,668,630
                                                                                             =============    =============


The accompanying notes are an integral part of these consolidated financial statements




                      E-CITY SOFTWARE, INC. AND SUBSIDIDARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

                                                                                         Accumulated
                                                                            Retained           Other
                                      Common Stock          Paid in         Earnings   Comprehensive     Total
                                  Shares       Amount       Capital         (Deficit)   Income (Loss)    Equity


Balance - March 31, 2000         100,000           10            -          (68,141)      (4,870)      (73,001)

Founder's shares issued at
  inception of E-City Software,
  Inc. on May 12, 2000         9,380,000          938            -             (469)            -          469
Company shares issued on
  August 1, 2000                 450,000           45            -              (22)            -           23
Net Income                             -            -            -           153,639            -      153,639
Translation adjustments                -            -            -                 -      (12,075)     (12,075)
                                                                                                     ---------
Comprehensive Income                   -            -            -                 -           -       141,564
                              ----------    ---------   ----------     -------------    --------     ---------

Balance - March 31, 2001       9,930,000          993            -            85,007     (16,945)       69,055

Shares issued for advances
  payable and interest           200,000           20      323,485                 -            -      323,505
Net income                             -            -            -            31,102            -       31,102
Translation adjustments                -            -            -                 -        1,598        1,598
                                                                                                       -------
Comprehensive Income                   -            -            -                 -            -       32,700
                              ----------    ---------   ----------     -------------    ---------    ---------

Balance - March 31, 2002      10,130,000   $    1,013  $   323,485    $      116,109   $  (15,347)  $  425,260
                              ==========   ==========  ===========    ==============   ==========   ==========



The accompanying notes are an integral part of these consolidated financial statements



                      E-CITY SOFTWARE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001


                                                                                                      2002             2001
                                                                                             -------------     ------------
Cash Flows From Operating Activities
      Net income                                                                             $      31,102    $     153,639
      Foreign exchange (gain) loss                                                                  (1,888)           7,429
      Depreciation and amortization                                                                 67,143           43,802
      Deferred income tax provision                                                                 19,421           42,857
      Write-off of related party receivable                                                        400,000                -
      Changes in current assets and liabilities:
            Accounts receivable                                                                   (768,334)        (109,000)
            Related party advances receivable                                                      (18,768)           9,634
            Contract work in progress                                                              133,252         (124,023)
            Prepaid expenses and other current assets                                                 (822)            (364)
            Accounts payable and accrued expenses                                                  185,855           32,493
            Related party advances payable                                                         (16,559)         104,389
            Accrued income taxes                                                                   (58,266)               -
            Deferred revenue                                                                       (22,750)         (60,127)
                                                                                             --------------     ------------

       Net Cash Provided by (Used in) Operating Activities                                         (50,614)         100,729
                                                                                               ------------     ------------

Cash Flows From Investing Activities
      Purchase of property and equipment                                                              (495)         (87,282)
      Purchase of other assets                                                                           -             (834)
                                                                                             -------------      ------------

            Net Cash (Used in) Investing Activities                                                   (495)         (88,116)
                                                                                             -------------      ------------

Cash Flows From Financing Activities
      Principal payments of long-term debt                                                          (3,533)          (3,254)
      Borrowings under long-term debt                                                               20,000           50,000
      Proceeds from stock issuances                                                                      -              492
                                                                                             -------------    --------------

       Net Cash Provided by Financing Activities                                                    16,467           47,238
                                                                                             -------------    --------------

       Effect of Exchange Rate Changes on Cash                                                       7,749          (34,219)
                                                                                             -------------    --------------

Net Increase (Decrease) in Cash and Cash Equivalents                                               (26,893)          25,632

Cash and Cash Equivalents at Beginning of Year                                                      40,290           14,658
                                                                                             -------------    -------------

Cash and Cash Equivalents at End of Year                                                     $      13,397    $      40,290
                                                                                             =============    =============


See Note 2 for Supplemental Cash Flow Information


The accompanying notes are an integral part of these consolidated financial statements


                      E-CITY SOFTWARE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations -- Butterfly Software, Inc. "Butterfly" was incorporated on November 9, 1998 under the laws of British Columbia, Canada. Its primary business activity is the development of interactive computer software (interactive city guides) produced on a contract basis for customers. On May 12, 2000, E-City Software, Inc. "E-City" was created as a Nevada corporation by the major shareholder of Butterfly and 9,380,000 shares of common stock were issued as founders' shares. Subsequent to E-City's formation and under a purchase agreement between Butterfly and E-City, the 100 outstanding shares of Butterfly were exchanged for 100,000 shares of E-City. In this way, Butterfly became a wholly owned subsidiary of E-City. For financial reporting, the acquisition was accounted for at historical cost in a manner similar to a pooling-of-interests with Butterfly considered the acquiring corporation. The historical financial statements of Butterfly, which are presented herein, were restated to reflect the E-City shares issued to the Butterfly shareholders. E-City and its subsidiary, Butterfly, are herein referred to as "the Company".

Principles of Consolidation -- The accompanying consolidated financial statements include the accounts of E-City Software, Inc and it's wholly owned subsidiary. Inter-company transactions and accounts have been eliminated in consolidation.

Business Condition -- Currently the Company does not have a signed contract which would produce revenue in the near term. The Company anticipates that its future revenues will be derived from direct sales of map services and through its current and future distributors. Additionally the Company anticipates revenues from the sale of its Taxi Dispatch product to potential distributors. Over the next twelve months the Company will focus on increasing its cash position through the sale of equity or debt securities, collecting its current accounts receivable, reducing expenses and through the other items noted above. No assurances can be given that the Company will be successful in deriving cash flows and revenues from any of the above methods.

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

Contract Work In Progress -- In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Subsequent costs to produce the interactive guides are accumulated as an asset, "contract work in progress", and recorded as costs of goods sold when revenue is recognized. Contract work in progress for projects that are not expected to be included in costs of goods solds during the twelve months following the balance sheet date are recorded as long-term costs in the "other assets" section of the balance sheet. Contract work in progress that is expected to be recorded as costs of sales within the next twelve months is included in current assets. As of March 31, 2002 and 2001, all projects for which costs have been incurred are expected to be completed within twelve months and, accordingly, contract work in progress is included in current assets.

During the year ended March 31, 2002, the Company developed software that the Company intends to sell or license. In accordance with ("SFAS") No. 86, the Company capitalized these costs and amortized them over a one year period. As of March 31, 2002, capitalized costs associated with this software were $34,570 net accumulated amortization of $24,691. Amortization expense for the year ended March 30, 2002 was $24,691.

Major Customers -- During the year ended March 31, 2002 revenues from two customers amounted to $950,000 and $500,000, respectively. As of March 31, 2002, 5% and 75% of accounts receivable related to these customers, respectively. During the year ended March 31, 2001, revenue from one customer was $800,000, or 100% of the Company's revenue.

During December 2001 the Company sold a license of its taxi dispatch product to Fog City Taxi, Inc. Under the terms of the agreement the customer paid $100,000 prior to December 31, 2001 with the remaining $400,000 due prior to March 31, 2002. In April 2002 the Company amended the agreement, which extended the due date until September 30, 2002. As of March 31, 2002 amounts due from this customer included in accounts receivable were $375,000.

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

Property and Equipment -- Property and equipment is reported at cost. Minor repairs, enhancements, and maintenance costs are expensed when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended March 31, 2002 and 2001 was $43,238 and $42,175, respectively. Major categories of property and equipment and estimated useful lives are as follows:

                                                    Estimated Useful Life

                  Furniture and fixtures..................3-7 years

                  Computer equipment.......................5 years

                  Automobiles..............................5 years

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

Foreign Currency Translation -- Monetary assets and liabilities, which are denominated in currencies other than Canadian Dollars, are translated at the exchange rate in effect at the balance sheet date. Revenue and expense items are translated at rates of exchange prevailing on the transaction dates. All exchange gains or losses are recognized currently in earnings.

For reporting purposes, the financial statements have been translated into United States Dollars. Assets and liabilities are translated at the exchange rate in effect on the balance sheet date. Revenue and expense items are translated at an average exchange rate. Translation adjustments representing translation gains or losses are recorded as a component of comprehensive income.

Basic and Diluted Net Income Per Share -- Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share. There were no potentially issuable shares at March 31, 2002 and 2001.

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

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Cash Flow Information -- During the years ended March 31, 2002 and 2001, the Company paid $2,801 and $1,068, respectively, for interest. Additionally, during the year ended March 31, 2002 the Company paid $53,255 for income taxes.

Non-cash Investing and Financing Activities -- During 2002, the Company converted $320,000 of advances/notes and $3,505 interest into 200,000 shares of common stock.

NOTE 3 - RELATED PARTY TRANSACTIONS AND BALANCES

The Company entered in to an agreement in September 1999 with Cityscape.com, a related party to develop ten interactive city guides for a total contract price of $2,000,000. Certain stockholders in Cityscape own a small minority interest in the Company. Also, an officer of the company previously owned stock in Cityscape. During the years ended March 31, 2002 and 2001 the Company completed and delivered five and four city guides and recognized $950,000 and $800,000 of revenue upon completion, respectively. As of March 31, 2002 the Company delivered all ten interactive city guides under the contract and recorded all revenues associated with that contract. As of March 31, 2002 the Company does not have any other obligations to this related party for services or products. At March 31, 2002 the Company determined that the receivable had been impaired due to the lack of operating capital of this related party. Thus at March 31, 2002 the Company wrote off $400,000 of the receivable from this related party. As of March 31, 2002 and 2001, the Company had accounts receivable from this related party of $43,117 and $109,000 relating to the contract, respectively.

In addition, the Company also advanced funds to this related party during 2000 and 1999. As of March 31, 2000, the Company had unreimbursed advances of $86,055 due from the related party. On January 15, 2001, the Company converted the remaining portion of this advance of $74,917 into a note receivable. The note bears 8% interest and was due on or before January 15, 2002. During the year ended March 31, 2002, the Company received full payment on this note.

As of March 31, 2001 an officer of the Company had a receivable from the Company of $16,437 for amounts advanced to the Company for operating expenses. During the year ended March 31, 2002 the Company paid the $16,437 and advanced an additional $85,000 to this officer. On March 31, 2002 the Company entered into an agreement for this receivable. Under the terms of the agreement the note bears interest at the rate of 4% and is due on March 31, 2003.

As of March 31, 2002 and 2001 the Company had unreimbursed advances receivable of $7,007 and $3,207 from officers and employees of the Company.

During the year ended March 31, 2002 and 2001, the Company paid $8,946 and $4,956 to a related company through common management for rent, respectively. As of March 31, 2002 and 2001, amounts due to this related company were $632 and $4,736, respectively.

In January and February 2001, various related individuals advanced/loaned an aggregate of $300,000 to the Company. At March 31, 2001, there were no formal agreements for the payback of these advances/loans. As of March 31, 2001, the $300,000 had been reflected as a current liability on the accompanying financial statements. As of March 31, 2001, accrued interest of $491 was recorded in accrued liabilities. During the year ended March 31, 2002 another related individual advanced the Company $20,000. During the year ended March 31, 2002, these advances/notes totaling $320,000 and accrued interest of $3,505 were converted into 200,000 shares of common stock.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Obligations under Capital Leases -- During 2000, the Company entered a capital lease agreement for a vehicle. The lease is for 48 months with a minimum monthly payment of $401. Equipment under capital leases as of March 31, 2002 was as follows:

              Automobile                                          $    19,127
              Less:  Accumulated depreciation                         (12,353)
                                                                   -----------
                                                                  $     6,774

Operating Lease Obligations -- On February 29, 2000, the Company entered into a 24-month lease agreement for a vehicle. The lease payment was approximately $458 per month. This lease was terminated in March of 2001. Upon this termination, the Company entered into another 24-month lease agreement for a new vehicle. The monthly payments are approximately $260 and the lease expires in March of 2003.

On March 31, 2000, the Company entered into an agreement to lease office space for monthly payments of $3,198. The lease expires in May 2002. A yearly escalation allowance is provided in the lease agreement. Rental expense for the years ended March 31, 2002 and 2001 was $41,141 and $44,228, respectively.

The future minimum lease payments for capital and operating leases as of March 31, 2002 are as follows:

           For the Year Ended               Capital                   Operating
               March 31,                    Leases                    Leases
                                         ----------                  ---------
                  2003                       4,367                      18,819
                  2004                       6,573                           -
               --------                   ---------                   ---------

Total minimum payments                      10,940                    $ 18,819
                                                                      =========

Less amount representing interest             (787)
                                          ---------

Present value of net minimum lease          10,153
payments

Less current portion                        (3,734)
                                         ----------
Obligations Under Capital Lease          $   6,419
                                         ==========

Distribution Agreement - On September 12, 2001 the Company entered into an agreement with distributor to jointly market the Company's 3D CityMaps. Under the terms of the agreement the Company is to pay this distributor 30% of sales generated by the distributor. The Commissions are payable upon receipt of payment by the customer. As of March 31, 2002 the Company accrued commissions of $18,007 relating to this contract. Of these commissions $7,865 has been classified as long term as the receivable connected to the commission is under a monthly payment schedule and will be collected in excess of one year.


NOTE 5 - STOCKHOLDERS' EQUITY

Common Stock -- Between May 12, 2000 and August 1, 2000, the Company sold 9,830,000 shares of common stock in a private placement. There was no public offering of the shares. The duration of the offering period was May 12, 2000 to August 1, 2000. The shares were offered to acquaintances of the Company including officers, directors and employees. The total proceeds from this offering were $492.

On August 15, 2000, E-City issued to Butterfly Software 100,000 shares of common stock in exchange for 100% of the issued and outstanding stock of Butterfly Software under the attached Stock Purchase Agreement. For additional information on this transaction see Note 1.

Stock Dividend -- In December 2001, the Company granted a stock dividend in which the stockholders of the Company received one share of common stock for every share held. The dividend was in effect a two for one stock split thus all per share amounts have been restated for all periods.

See Note 3 for discussion of advances/notes converted into common stock.

NOTE 6 - COMPREHENSIVE LOSS

Comprehensive loss consists of foreign currency translation adjustments as follows:
                                  Before-Tax       Tax                Net-of-Tax
                                  Amount           Benefit            Amount
                                  -----------      -----------        ----------

As of March 31, 2000             $  (4,831)        $       -           $ (4,831)

Translation adjustments            (12,114)                -            (12,114)
                                 ----------        ----------          ---------

Other Comprehensive Loss          (16,945)                 -            (16,945)
As of March 31, 2001

Translation adjustments              1,598                 -              1,598
                                -----------        ----------         ----------

Other Comprehensive Income       $ (15,347)        $       -          $ (15,347)
As of March 31, 2002            ===========        ==========         ==========



NOTE 7 - INCOME TAXES

The following presents the components of the net deferred tax liability at March 31, 2002 and 2001:

                                                       March 31,
                                             ----------------------------

                                                2002               2001
                                            ------------        -----------

Foreign tax credit                                  -              19,421
Software development costs                          -             (42,293)
                                             ----------         ----------

Net Deferred Tax Liability                   $      -           $ (22,872)


The valuation allowance decreased $25,311 during the year ended March 31, 2001 and was eliminated.

The following is a reconciliation of the income tax benefit computed at the federal statutory tax rate with the provision for income taxes for the years ended March 31, 2002 and 2001:


                                                         March 31,
                                              --------------------------------
                                              2002                 2001
                                              -----------          -----------

Income tax (benefit) obligation at
statutory rate (16% and 34%)                  $ 5,816              $  78,909

Deferred tax valuation
allowance change                                    -                (25,311)

Foreign tax credit                                  -                (19,421)

Change in tax rate                                141                 10,656

Non-deductible expenses                            32                      -
                                              --------              --------
Provision for Income Taxes                    $ 5,989               $ 44,833
                                              =======               ========

NOTE 8 - SECOND QUARTER ADJUSTMENT

During the second quarter ended September 30, 2001, the Company incorrectly recorded revenues associated with the Cityscape contract. The Company had a contract to provide ten city guides to Cityscape. The 10th and final city guide was incorrectly reported as $200,000 in revenue. The revenue should have been recorded at $150,000. This error resulted in an overstatement of revenues by $50,000 during the quarter ended September 30, 2001. Had the revenue been recorded properly during the second quarter, relevant disclosure in the statement of operations for such periods would have been presented as follows:



                                                                                  As Originally
                                                                                    Reported        As Corrected
     Three Months Ended September 30, 2001
         Sales                                                                    $     600,000    $     550,000
         Cost of goods sold                                                             117,573          117,573
         Operating expenses                                                              66,903           66,903
                                                                                  -------------    -------------
         Income from operations                                                         415,524          365,524
                                                                                  -------------    -------------
         Other income (loss)                                                             (6,747)          (6,747)
                                                                                  -------------    -------------
         Provision for income taxes                                                     142,128          142,128
                                                                                  -------------    -------------
         Net income                                                               $     266,649    $     216,649
                                                                                  =============    =============
         Net income per share                                                     $        0.03    $        0.02
                                                                                  =============    =============

                                                                                  As Originally
                                                                                    Reported        As Corrected
     Six Months Ended September 30, 2001
         Sales                                                                    $   1,100,000    $   1,050,000
         Cost of goods sold                                                             352,373          352,373
         Operating expenses                                                             165,615          165,615
                                                                                  -------------    -------------
         Income from operations                                                         582,012          532,012
                                                                                  -------------    -------------
         Other income (loss)                                                             (2,167)          (2,167)
                                                                                  -------------    -------------
         Provision for income taxes                                                     168,217          168,217
                                                                                  -------------    -------------
         Net income                                                               $     411,628    $     361,628
                                                                                  =============    =============
         Net income per share                                                     $        0.04    $        0.04
                                                                                  =============    =============


                                                                                  As Originally
                                                                                    Reported        As Corrected
     Nine Months Ended December 31, 2001
         Sales                                                                    $   1,600,000    $   1,550,000
         Cost of goods sold                                                             425,468          425,468
         Operating expenses                                                             237,756          237,756
                                                                                  -------------    -------------
         Income from operations                                                         936,776          886,776
                                                                                  -------------    -------------
         Other income (loss)                                                             (4,923)          (4,923)
                                                                                  -------------    -------------
         Provision for income taxes                                                     326,925          326,925
                                                                                  -------------    -------------
         Net income                                                               $     604,928    $     554,928
                                                                                  =============    =============
         Net income per share                                                     $        0.06    $        0.06
                                                                                  =============    =============



NOTE 9 - SUBSEQUENT EVENT

Litigation - Subsequent to March 31, 2002 a former employee of the Company filed a suit claiming non-performance under a severance agreement with the Company. The former employee claims that the Company owes him $30,000 under a severance agreement and $9,505 in un-reimbursed expenses. The employee began his employment with the Company in April 2002 and was terminated in the same month. The company is currently investigation its potential liability in this matter.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


Part III.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Executive officers and directors

Our executive officers and directors and their ages, as of March 31, 2002, are as follows:

Executive officers

Anis Jessa - 49 chief executive officer, interim chief financial officer and director

All directors of E-City hold office until the next annual meeting of stockholders of E-City or until their successors are elected and qualified.

Director Robin Moulder resigned on December 31, 2001 due to personal business reasons. Director Sean C. Rice resigned on March 29, 2002 for personal business reasons.

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

Board of directors

Our board of directors currently consists of 1 member. Each director holds office until his or her term expires or until his or her successor is duly elected and qualified.

Board committees

         The board has no committees at the present time.


Director compensation.

     Our directors do not currently receive any cash compensation for services on the board of directors or any committee thereof, but directors may be reimbursed for expenses in connection with attendance at board and committee meetings.


SECTION 16(a) BENEFICIAL REPORTING COMPLIANCE


     Based upon a review of Forms 3 and 4 furnished to the Registrant pursuant to Rule 16a-3(a) and written representations referred to in Item 405(b) (2)(i) of Regulation S-B, no directors, officers, beneficial owners of more than ten percent of the Registrant's common stock, or any other person subject to Section 16 of the Exchange Act failed for the period from April 1, 2001 through March 31, 2002 to file on a timely basis, the reports required by Section 16(a) of the Exchange Act.


Item 10. EXECUTIVE COMPENSATION


    The following table presents the compensation earned, awarded or paid for services rendered to us in all capacities since the commencement of our operations by our chief executive officer. There are no other executive officers that earned more than $100,000 in salary and bonus since commencement of operations.

Summary compensation table

                                               Long-term compensation
        Annual compensation                           awards
        -------------------                    ----------------------


Name,                           Other        Restricted  Securities
principal                       annual       stock       underlying  All other
position  Salary($) Bonus($) compensation($) award(s)($) options(#) compensation


Anis
Jessa     $90,000      0            0           0            0         0



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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2002, by:

o       each named executive officer;

o       each of our directors;

o       all current directors and executive officers as a group; and

o each person or group of affiliated persons who is known by us to own beneficially 5% or more of our common stock;


    Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 31, 2002, are deemed outstanding. These shares, however, are not deemed outstanding for purposes of computing percentage ownership of each other person. As of March 31, 2002, no individual listed in the table below owned any options or warrants to purchase any of our common or preferred stock.

    Except as indicated in the footnotes to this table and as required under applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by them. This table also includes shares owned by a spouse as community property. Percentage of ownership is based on 10,130,000 shares of common stock outstanding on March 31, 2002. Unless otherwise indicated, the address of each of the individuals named below is 1201 First Avenue South, Suite 330, Seattle, WA 98134.

     The following table includes information with respect to the common stock beneficially owned by officers, directors and 5% or greater shareholders as of March 31, 2002. The stockholders provided us the information included in the table below. To our knowledge, each of the stockholders has sole voting and investment power over the shares of common stock listed in the table below.

Name and address of beneficial owner

Executive officers



Title of class    Name and address of    Amount and nature of   Percent of class
                  beneficial owner       beneficial owner


Common          Anis Jessa               1,174,500               11.6
                14213 SE 63rd St.
                Bellevue, WA 98006



Directors


Title of class    Name and address of    Amount and nature of   Percent of class
                  beneficial owner       beneficial owner


Common          Anis Jessa               1,174,500               11.6
                14213 SE 63rd St.
                Bellevue, WA 98006


Directors, executive officers as a group



Title of class    Name and address of    Amount and nature of   Percent of class
                  beneficial owner       beneficial owner


Common           Directors and officers
                 as a group                1,174,500               11.6

Common          Anis Jessa
                14213 SE 63rd St.
                Bellevue, WA 98006         1,174,500               11.6



5% beneficial owners


Title of class  Name and address of     Amount and nature of   Percent of class
                beneficial owner        beneficial owner


Common          Anis Jessa                  1,174,500               11.6
                14213 SE 63rd St.
                Bellevue,WA 98006

Common          Shabnam Jessa (1)             974,500                9.6
                14213 SE 63rd St.
                Bellevue,WA 98006

Common          Park Bench, LLC(2)          1,230,340               12.2
                Principal:
                Patricia Burgmann (3)
                #1012
                5353 W. Desert Inn Rd.
                Las Vegas, NV 89146


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

    E-City advanced a total of $75,412 to Cityscape.com over the period August 1999 to March 2000. This advance was evidenced by a promissory note dated Jan 15, 2001 which provided for interest at 8% per annum and payment of principal and interest no later than January 15, 2002. This promissory note was filed as exhibit 10.9 in our registration statement SB-2/A dated January 29, 2001. This advance and interest has since been repaid in full.

Acquisition of Butterfly by E-City - relationship with Cityscape

     E-City's software development agreement with Cityscape.com, dated September 15, 1999, was originally between 3DCityguide.com, Inc., the previous name for Cityscape, and Butterfly Software. The agreement specified payments of $2,000,000.00 from Cityscape to Butterfly over a period of two years, ending August 1, 2001. The agreement was for the creation of interactive mapping solutions for 10 cities at an average of $200,000 per city. There have been payments of approximately $1,550,000 to date under the agreement. The agreement was assumed by E-City at the closing of the E-City purchase of Butterfly Software, which occurred on August 15, 2000. E-City purchased 100% of the stock of Butterfly Software on August 15, 2000 in exchange for 100,000 shares of common stock of E-City. Anis Jessa and his affiliates were 50% owners of Butterfly Software prior to its acquisition by E-City. While the corporation's conflict of interest policies were observed with respect to E-City's ratification of this related party transaction, there can be no assurance that the terms of the transaction were fair to the shareholders of E-City.

    We have derived a substantial proportion of our revenues since inception from one customer, Cityscape.com, Inc, a company Chief Executive Anis Jessa used to own approximately 35% of the issued and outstanding shares. Mr. Jessa also served as a director of Cityscape until July, 2000.

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


                                              Price
                                              per          Shares of common
Purchaser               Dates of purchase     share        stock (Post split)
------------------ ------------------------------------------------------------

Anis Jessa
director and
executive officer       5/12/00              $0.0001        7,110,500

Salim Devji (2)
director and
executive officer       8/1/00               $0.0001          400,000

Robin Moulder (4)
director and
executive officer       8/1/00               $0.0001           40,000

Susan Polmar (3)
executive officer       8/1/00               $0.0001           10,000

Shabnam Jessa (1)       5/12/00              $0.0001        1,924,500

Mohamed Azim Jessa
Irrevocable Trust (1)
14213 SE 63rd St.
Bellevue, WA 98006      5/12/00              $0.0001          150,000

Irrevocable
Aliyah Jessa Trust(1)   5/12/00              $0.0001          150,000

Zinnat Mohamedali       5/12/00              $0.0001           25,000
Gulamhusein1 (1)

Zehra Claire Visram (1) 5/12/00              $0.0001           10,000

Fidahusein Jessa (1)    5/12/00              $0.0001           10,000

Totals 9,830,000

1 Affiliates of Anis Jessa
2 Salim Devji resigned as an officer, director and employee of E-City Software on February 1, 2001
3 Susan Polmar resigned as an officer and employee of E-City Software on September 30, 2001
4 Robin Moulder resigned as an officer, director and employee of E-City Software on December 31, 2001

Description of insider sales

     Between May 12, 2000 and August 1, 2000, the registrant sold 9,830,000 shares of common stock in a private placement. There was no public offering of the shares. The duration of the offering period was May 12, 2000 to August 1, 2000. The shares were offered to acquaintances of the officers, directors and employees, as well as offered to the officers and directors themselves. On August 15, 2000, E-City issued to Butterfly Software 100,000 shares of common stock in exchange for 100% of the issued and outstanding stock of Butterfly Software under the attached Stock Purchase Agreement. The officers and directors as a group purchased 9,830,000 shares in this private placement or 99% of the total shares issued in the private placement. In addition, the additional shares issued in connection with the acquisition of Butterfly Software were also issued to insiders of the company and totaled 100,000 shares or 1% of the total then outstanding.

    Under the above transactions, the officers, directors and 5% or greater shareholders of E-City purchased a total of 9,830,000 shares in the private placement, representing 99% of the total shares issued and outstanding of E-City subsequent to the private placement.

    Officer and director Anis Jessa and his affiliates purchased 9,380,000 of shares on May 12, 2000 at a per share purchase price of $0.0001. Officer and director Anis Jessa was issued 50,000 shares on August 15, 2000 in connection with the acquisition of the Butterfly Software.

    Officer and director Robin Moulder purchased 40,000 shares of common stock at $0.0001 per share on August 1, 2000 in the above mentioned private placement. Officer and director Sal Devji purchased 400,000 shares of common stock at $0.0001 per share on August 1, 2000 in the above mentioned private placement. Officer Susan Polmar purchased 10,000 shares of common stock at $0.0001 per share on August 1, 2000 in the above mentioned private placement.

    On February 1, 2001, Salim Devji resigned as an officer, director and employee of E-City Software. As part of his settlement and severance package, Mr. Devji agreed to transfer 350,000 of his common shares of E-City Software to Anis Jessa.

On April 1, 2001 Zehra Claire Visram and Anis Jessa agreed to rescind the gift of 10,000 common shares of E-City Software.

On September 30, 2001 Susan Polmar resigned as an officer of E-City Software.

On December 31, 2001 Robin Moulder resigned as an officer and director of E-City Software.


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

Item 13. EXHIBITS LIST AND REPORTS ON FORM 8-K


Exhibits

Exhibit
Number                    Description of Exhibit
--------   --------------------------------------------------------------------
3.1 (a)    Articles of incorporation of the registrant
3.2 (a)    Bylaws of the registrant.
4.1 (a)    Specimen common stock certificate.
10.1 (a)   Form of common stock purchase agreement
10.2 (a) Common stock purchase agreement by and between E-City Software, Inc. and Anis Jessa.
10.3 (a) Common stock purchase agreement by and between E-City Software, Inc. and Salim Devji.
10.4 (a) Common stock purchase agreement by and between E-City Software, Inc. and Robin Moulder.
10.5 (a) Common stock purchase agreement by and between E-City Software, Inc and Susan Polmar.
10.6 (a) Stock purchase agreement by and between E-City Software, Inc and Butterfly Software Inc.
10.7 (a)   Software development agreement
10.8 (a)   Software development agreement addendum
10.9 (b)   Cityscape promissory note dated January 15, 2001
10.10 (c)  Agreement between Keller Verlag Gmbh and E-City Software dated
           December 13, 2000
10.11 (b)  Property lease agreement between Butterfly Software Inc. and 343
           Railway Investments Ltd. dated April 30, 1999
10.12 (b)  Property lease agreement between Butterfly Software Inc. and 343
           Railway Investments Ltd. dated April 20, 2000
10.13 (d)  Form of Stock Transfer Agreement between E-City Software, Anis Jessa and Donees of Anis Jessa dated June 1, 2000
10.14 Master Distribution and Partnership Agreement between E-City Software and Orion Technology Inc. dated September 12, 2001
10.15 License Agreement by and between E-City Software, Inc. and Fog City Taxi, Inc. dated December 13, 2001
10.16      Form of common stock purchase agreement


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

                              E-City Software, Inc.
                              ---------------------
                                  (Registrant)

                               By: /s/ Anis Jessa
                             ---------------------
                             Anis Jessa - Chief Executive Officer
                             (Duly Authorized Officer and Principal Financial
                              and Accounting Officer)

                              Date: June 28, 2002


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 /s/ Anis Jessa
                             ---------------------
                               Anis Jessa - Chief Executive Officer
                              (Duly Authorized Officer and Principal Financial
                               and Accounting Officer)

                                Date: June 28, 2002

Index to exhibits

Exhibit
Number                    Description of Exhibit
--------   --------------------------------------------------------------------
3.1 (a)    Articles of incorporation of the registrant
3.2 (a)    Bylaws of the registrant.
4.1 (a)    Specimen common stock certificate.
10.1 (a)   Form of common stock purchase agreement
10.2 (a) Common stock purchase agreement by and between E-City Software, Inc. and Anis Jessa.
10.3 (a) Common stock purchase agreement by and between E-City Software, Inc. and Salim Devji.
10.4 (a) Common stock purchase agreement by and between E-City Software, Inc. and Robin Moulder.
10.5 (a) Common stock purchase agreement by and between E-City Software, Inc and Susan Polmar.
10.6 (a) Stock purchase agreement by and between E-City Software, Inc and Butterfly Software Inc.
10.7 (a)   Software development agreement
10.8 (a)   Software development agreement addendum
10.9 (b)   Cityscape promissory note dated January 15, 2001
10.10 (c)  Agreement between Keller Verlag Gmbh and E-City Software dated
           December 13, 2000
10.11 (b)  Property lease agreement between Butterfly Software Inc. and 343
           Railway Investments Ltd. dated April 30, 1999
10.12 (b)  Property lease agreement between Butterfly Software Inc. and 343
           Railway Investments Ltd. dated April 20, 2000
10.13 (d)  Form of Stock Transfer Agreement between E-City Software, Anis Jessa and Donees of Anis Jessa dated June 1, 2000
10.14 Master Distribution and Partnership Agreement between E-City Software and Orion Technology Inc. dated September 12, 2001
10.15 License Agreement by and between E-City Software, Inc. and Fog City Taxi, Inc. dated December 13, 2001
10.16      Form of common stock purchase agreement

(a) Filed previously with the commission in registrant's Filing on Form SB-2 on September 22, 2000.
(b) Filed previously with the commission in registrant's Filing on Form SB-2/A on January 29, 2001.
(c) Filed previously with the commission in registrant's filing on Form SB-2/A on April 19, 2001.
(d) Filed previously with the commission in registrant's filing on Form SB-2/A on May 31, 2001.