Form 10QSB
period 2002-06-30
E CITYSOFTWARE INC
filed 2002-08-14
CIK 1118480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -------------------
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002

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

                             1201 First Avenue South
                                    Suite 328
                                Seattle, WA 98134
                       (Address, including zip code, of
                   Registrant's principal executive offices)
      Registrant's telephone number, including area code: (206) 624-8070

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

     There were 10,130,000 shares of the Company's Common Stock, par value $0.0001, outstanding on August 1, 2002.

================================================================================

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION................................................................   3

Item 1        Financial Statements.................................................................   4

              Condensed Consolidated Balance Sheets.................................................  4
              Condensed Consolidated Statements Of Operations.......................................  5
              Condensed Consolidated Statements Of Cash Flows.......................................  6
              Notes To Condensed Consolidated Financial Statements..................................  7

Item 2        Management's Discussion and Analysis of Financial Condition and Results of Operations. 10

PART II       OTHER INFORMATION....................................................................  19

Item 1        Legal Proceedings....................................................................  19

Item 2        Changes in Securities................................................................  19

Item 3        Defaults upon Senior Securities......................................................  19

Item 4        Submission of Matters to a Vote of Security Holders..................................  19

Item 5        Other Information....................................................................  19

Item 6        Exhibits and Reports on Form 8-K.....................................................  19

Signature..........................................................................................  20


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

    . the anticipated decreases in our operating expenditures, including research and development, sales and marketing expenses and general and administrative expenses; and

    . the adequacy of our capital resources to fund our operations;


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

ITEM 1.  FINANCIAL STATEMENTS

                                E-CITY SOFTWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      June 30,                    March 31,
                                                                        2002                       2002 (1)
                                                                      ----------                 -----------
                             ASSETS                                  (unaudited)

Current assets:
  Cash and cash equivalents.....................................      $   7,228                   $  13,397
  Accounts receivable...........................................        398,399                     451,925
  Related parties notes receivable..............................         85,850                      85,000
  Related party advances........................................          4,667                       9,327
  Prepaid expenses & other current assets.......................          1,601                      10,023
                                                                      ---------                   ---------
       Total current assets.....................................        497,745                     567,352

Property and equipment, net.....................................         60,558                      67,205
Accounts Receivable - Long Term                                          22,471                      26,216
Other Assets, Net Amortization of $39,214 and $24,944, respectively      21,295                      35,152
                                                                      ---------                   ---------
Total assets....................................................     $  602,069                   $ 695,925
                                                                      =========                   =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................................      $ 115,091                   $ 103,575
  Accrued expenses..............................................        184,044                     140,201
  Related party advances........................................              -                         632
  Deferred revenue..............................................          2,250                       2,250
  Accrued income taxes..........................................          5,989                       5,989
  Capital lease obligations, current portion....................          3,997                       3,734
                                                                      ---------                   ---------
       Total current liabilities................................        311,371                     256,381

Capital lease obligations, net of current portion...............          5,716                       6,419
Accrued Liabilities - Long-Term                                           6,741                       7,865
                                                                      ---------                   ---------
Total Liabilities...............................................        323,828                     270,665

Stockholder's equity:
  Common stock, $0.0001 par value, 50,000,000 shares............
  authorized, 10,130,000 shares issued and outstanding..........          1,013                       1,013
Additional paid in capital                                              323,485                     323,485
Retained earnings...............................................        (32,821)                    116,109
Accumulated other comprehensive income (loss)...................        (13,436)                    (15,347)
                                                                       ---------                  ---------
       Total Stockholder's equity                                       278,241                     425,260
                                                                      ---------                   ---------
       Total liabilities and stockholders' equity...............     $  602,069                   $ 695,925
                                                                      =========                   =========

--------------
(1) The balance sheet at March 31, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                E-CITY SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                Three months ended
                                                                                June 30,
                                                                    ------------------------------------
                                                                         2002                  2001
                                                                       --------             ---------
Sales...........................................................      $       -            $  500,000

Cost of Goods Sold..............................................              -               206,009
                                                                       --------               --------
         Gross Profit...........................................              -               293,991

Operating Expenses
 Sales and marketing............................................         25,060                46,040
 General and administrative.....................................        124,347                87,757
                                                                       --------               --------
   Total Operating Expenses.....................................        149,407               133,797
                                                                       --------               --------
Income (loss) from operations...................................       (149,407)              160,194

Other Income (Loss)
 Interest income................................................            850                   970
 Gain (loss) on foreign currency exchange.......................           (373)                3,610
                                                                       --------               --------
         Net Other Income (Loss)................................            477                 4,580
                                                                       --------               --------
Income (Loss) Before Provision For Income Taxes.................       (148,930)              164,774
                                                                       --------               --------
Provision For Income Taxes......................................              -                26,089
                                                                       --------               --------
Net Income (Loss)...............................................      $(148,930)            $ 138,685
                                                                      =========             ==========
Basic and Diluted Income (Loss) Per Share.......................      $  (0.01)             $    0.01
                                                                      =========             ==========
Shares used in computing basic and diluted net loss per share
 applicable to common stockholders..............................     10,130,000              9,930,000
                                                                      =========             ==========


                             See accompanying notes.

                              E-CITY SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                         Three months ended June 30,
                                                                     ------------------------------------
                                                                       2002                        2001
                                                                     --------                    --------
Operating activities:
Net income (loss)...............................................    $(148,930)                  $138,685
Adjustments to reconcile net income (loss) to
net cash from operating activities:
  Foreign exchange (gain) loss..................................         (373)                    (3,610)
  Depreciation and amortization.................................        9,975                     12,121
  Deferred tax provision........................................            -                    (22,858)
Changes in operating assets and liabilities:
      Accounts receivable.......................................       53,526                   (265,390)
      Related parties advances receivable.......................        1,490                        711
      Work in process...........................................       15,207                    103,268
      Prepaid expenses..........................................        8,724                    (13,590)
      Accounts payable and accrued expenses.....................       53,065                     12,893
      Related parties advances payable..........................         (632)                    18,124
      Deferred revenue..........................................            -                    (25,000)
      Accrued income tax........................................            -                     48,269
                                                                     ---------                  ---------
         Net cash provided by (used in) operating activities....       (7,948)                     3,623

                                                                     ---------                  ---------
Investing activities:

  Purchases of property and equipment...........................            -                       (495)
                                                                     ---------                  ---------
         Net cash provided by (used in) investing activities....            -                       (495)
                                                                     ---------                  ---------
Financing activities:

  Principal payments of long term debt..........................         (931)                      (871)
                                                                     ---------                  ---------
         Net cash provided by (used in) financing activities....         (931)                      (871)
                                                                     ---------                  ---------
            Effect of exchange rate changes on cash................     2,710                     (7,700)
                                                                     ---------                  ---------
Net increase (decrease) in cash and cash equivalents............       (6,169)                    (5,443)

Cash and cash equivalents at beginning of period................       13,397                     40,290
                                                                     ---------                  ---------
Cash and cash equivalents at end of period......................     $  7,228                   $ 34,847
                                                                     =========                  =========

                             See accompanying notes.

                               E-CITY SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1.   BASIS OF PRESENTATION

     The consolidated financial statements have been prepared by E-City Software, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of E-City Software, Inc. and its wholly owned subsidiary (collectively "E-City" or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at June 30, 2002 and the operating results and cash flows for the three months ended June 30, 2002 and 2001, these financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended March 31, 2002 included in the Company's Annual Report on Form 10-KSB filed June 28, 2002 with the Securities and Exchange Commission. The condensed consolidated balance sheet at March 31, 2002 has been derived from audited financial statements as of that date.

     The results of operations for the three months ended June 30. 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2003.

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

Contract Work In Progress -- In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Subsequent costs to produce the computer software are accumulated as an asset, "contract work in progress", and recorded as costs of goods sold when revenue is recognized. Contract work in progress for projects that are not expected to be included in costs of good sold during the twelve months following the balance sheet date are recorded as long-term costs in the "other assets" section of the balance sheet. Contract work in progress that is expected to be recorded as costs of sales within the next twelve months is included in current assets. As of June 30, 2002 and March 31, 2002 all projects for which costs have been incurred are expected to be complete within twelve months and, accordingly, contract work in progress is included in current assets.

During the year ended March 31, 2002, the Company developed software that the Company intends to sell or license. In accordance with ("SFAS") No. 86, the Company capitalized these costs and amortized them over a one year period. As of March 31, 2002, capitalized costs associated with this software were $34,570 net accumulated amortization of $24,691. Amortization expense for the year ended March 31, 2002 was $24,691. As of June 30, 2002, capitalized costs associated with this software were $21,295 net accumulated amortization of $39,214.


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

Major Customers - During the three months ended June 30, 2001, revenue from one customer amounted to $400,000. Amounts included in accounts receivable from this customer at June 30, 2002 were $15,908.

During December 2001 the Company sold a license of its taxi dispatch product to Fog City Taxi, Inc. Under the terms of the agreement the customer paid $100,000 prior to December 31, 2001 with the remaining $400,000 due prior to March 31, 2002. In April 2002 the Company amended the agreement, which extended the due date until September 30, 2002. As of June 30, 2002 amounts due from this customer included in accounts receivable were $375,000.


Basic and Diluted Income (Loss) Per Share - Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is calculated to give effect to potentially issuable common shares except during income periods when those potentially issuable common shares would increase the income per share. There were no potentially issuable shares at June 30, 2002 and 2001.

NOTE 3 - RELATED PARTY TRANSACTIONS AND BALANCES

On March 31, 2002 the Company entered into an agreement for a $85,000 receivable. Under the terms of the agreement the note bears interest at the rate of 4% and is due on March 31, 2003. As of June 30, 2002 $850 in interest has been accrued.

As of June 30, 2002 and 2001 the Company had unreimbursed advances receivable of $4,667 and $9,327 from officers and employees of the Company.


NOTE 4 - STOCKHOLDERS EQUITY

In December 2001, the Company granted a stock dividend in which the stockholders of the Company received one share of common stock for every share held. The dividend was in effect a two for one stock split so all per share amounts have been restated for all periods.


Note 5 - Litigation

In May 2002 a former employee of the Company filed a suit claiming non-performance under a severance agreement with the Company. The former employee claims that the Company owes him $30,000 under a severance agreement and $9,505 in un-reimbursed expenses. The employee began his employment with the Company in April 2002 and was terminated in the same month. The company is currently investigating its potential liability in this matter.

As of June 30, 2002 the Company has accrued $39,505 related to this litigation.

     The following information should be read in conjunction with the Company's Annual Report on Form 10-KSB filed on June 28, 2002 with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

         E-City is a software company that produces computer maps and related software. Computer mapping uses digital versions of maps to produce maps on computer, which may be viewed on cd-rom or over the internet or which may in turn be developed into digitally produced paper maps for publication and sale. Some computer mapping technology allows users to interact with the maps in limited ways, allowing them to zoom in closer or farther away from a particular object or section of the map using functions contained on the computer map. Users can also customize some computer maps to their preferences, specifying scale, how roads are identified, or other features, such as color. E-City has produced a style of computer mapping which includes drawings of buildings, features and landscapes on to the computer map of streets and cities. These buildings and landmarks are easy to recognize and facilitate the ability of drivers, pedestrians or tourists to orient themselves and navigate a particular urban area. E-City has produced these computer maps for eight major US cities, 4 Canadian cities as well as Munich, Germany. In general, the computer mapping industry has focused on developing maps that depict streets and intersections without buildings or landmarks, or with only a symbol indicating a building or landmark. E-City has taken the approach that consumers would desire a city view that contains certain building and landmark information in a way that is easy to recognize. The computer mapping industry is a fairly new industry. Most computer maps are viewed on a free-of-charge basis to consumers visiting websites or requesting driving directions on the internet. These maps are developed and paid for generally either by websites who charge a fee to advertisers to show advertisements to consumers who are looking for maps or by businesses operating a website on the internet who pay computer mapping providers to provide location and direction maps to visitors to their corporate sites.

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

    Butterfly faced a number of challenges in developing and delivering its mapping products. The development process for the maps involves circling a target city in a helicopter and taking video of the areas to be mapped. Butterfly's in-house animation staff then draws maps of the area based on the video. These maps are digitized, colored, streets are labeled and animated features, such as cars moving across a bridge or people walking, are added. Butterfly faced challenges in developing a software interface that made the maps easy to navigate and use. There were also challenges in compressing the maps to a sufficiently low level of required file storage space to make them practical for transmission over the internet. Butterfly's internal software developers solved these problems through experimentation and trial and error. Butterfly is now able to deliver the maps within acceptable size parameters.

E-City combination with Butterfly Software

    Butterfly Software became a wholly owned subsidiary of E-City on August 15, 2000. E-City purchased 100% of the stock of Butterfly Software on August 15, 2000 in exchange for 100,000 shares of common stock of E-City.

E-City's principal products and services

    Historically, E-City has had one service and one product that it has provided. The service which E-City has provided is the development of computer maps for major metropolitan areas that are developed for a customer and then provided to that customer over the internet and on cd-rom. E-City has had four such contracts with various customers for the development of cities in major metropolitan areas. E-City has the capability of developing more cities for individual customers on a contract basis, provided such a customer contacts E-City directly and provides the financing for such a project in advance of development. E-City is not actively seeking new customers for this map development service, as it does not have the resources to conduct active sales or marketing efforts. However, E-City intends to continue to operate its website as the primary means of attracting customer interest. If a customer should approach E-City after viewing the website or otherwise seeing E-City products deployed in the field, E-City may still be able to provide computer mapping services to that customer if the customer is willing to finance the development of the computer maps in advance. When a customer desires to have E-City build an interactive map of a particular city, E-City will prepare a pricing bid for that map build. The price that E-City charges for such services is determined on a contract-by-contract basis and, is based on E-City's actual cost in developing the mapping solution, including aerial photography, programming, drawing and graphic design, plus a profit margin of between 0% and 30%, depending on how likely E-City is to be able to leverage the work that it would be doing on the contract to produce other revenue, including subsequent sales of the product to other customers.

    In addition to the custom computer map development services described above, E-City has one product that consists of a computerized taxi dispatch system. This system is licensed to taxi cab companies through the use of distributors. E-City currently has one such distributor, Fog City Taxi. E-City is not actively seeking other distributors, but would be open to accepting another distributor, should an appropriate distributor approach E-City to inquire about selling the taxi dispatch product.

    E-City is not currently engaged in any sales or marketing efforts to find new customers for its services except by means of its website at www.ecitysoftware.com.

    E-City's pricing policy with respect to its computer mapping services is to charge its costs plus a 0-30% margin as described above. E-City has not yet determined a price for re-licensing of its existing computer map products, but intends to price such sales on a negotiated contract by contract basis. E-City provides two pricing mechanisms for its Taxi Dispatch product. The first pricing method is to charge a distributor or reseller a flat fee to distribute an unlimited number of the Taxi Dispatch product in a restricted geographic area. E-City also offers distributors the option of purchasing multiple copies of Taxi Dispatch. No price has been determined for this option. E-City has one contract with a Taxi Dispatch distributor, Fog City Taxi, where Fog City has agreed to pay $500,000 for distribution in eight western states.


Distribution and marketing methods

    Presently, no one other than Fog City Taxi is actively distributing E-City products or services. E-City presently makes its custom map development services available to customers who call, email, write or respond to advertisements on E-City's website. Should funding become available for increased distribution or marketing efforts, management would like to engage other distributors for E-City products and would like to develop and maintain a direct, in person sales staff.

Status of products and services

    Due to funding constraints, E-City is not able to actively pursue customers of its computer mapping services. E-City offers its Taxi Dispatch product through its distributor, Fog City Taxi. E-City had planned a number of products in development in 2001 and 2002. These products included a paper map product, a wireless product, an in vehicle navigation product and a 3d Health Map product. The wireless and in vehicle navigation map product and health map are substantially complete and E-City is ready to provide them as a service to customers on a contract by contract basis. E-City currently has no customers for these specialized mapping services. E-City mapping services are also available in a paper map format. E-City has one customer for its paper mapping services. No other products or additional services are planned for development in 2002 due to E-City's current liquidity situation. Should E-City's cash position improve, E-City may reevaluate new product or service opportunities as presented. E-City also has the ability to license its already developed custom mapping services on an individual license basis.


Revenues

    Historically, all of E-City's revenues have been derived from its distributors and its customer Cityscape.com. 100% of E-City's revenues have been derived from sales of its computer mapping services and its taxi dispatch product. E-City anticipates that its sources of revenue in the future will be very limited due to its current inability to pursue active marketing and distribution of its computer mapping services. Until E-City's funding situation improves, most likely through receipt of payment on its accounts receivable, E-City does not anticipate any revenues except by virtue of sales through E-City's website where potential customers are willing to finance development of computer mapping services in advance or desire to license E-City's existing computer map services. There can be no assurance that any such customer will be forthcoming on terms acceptable to E-City.


Dependence on one customer

    We have been heavily dependent on our customer, Cityscape.com, Inc., for a large portion of our sales to date. We are also dependent on our distributor Orion Technologies for additional computer mapping services sales, as our German distributor does not currently appear to be soliciting customers for us. While we anticipate identifying and securing other distributors and customers, we have had limited success in doing so. Although E-City has completed all of the work required under its development contract with Cityscape.com, it has not received full payment for services rendered there under. Cityscape owes a total remaining outstanding balance under the contract of approximately $416,000. E-City has serious concerns about collecting this remaining balance. Although, E-City is not relying upon Cityscape for future sales, E-City is heavily dependent on its current and ongoing cash needs upon receipt and payment in full of the Cityscape receivable. As Cityscape appears to be no longer actively engaged in the business for which services were engaged, there remains a considerable concern by management of the collect ability of the balance. E-City has been unsuccessful to date in receiving assurances from Cityscape regarding future payment and has been unable to gather any further information on the current financial condition of Cityscape.

Results of Operations

    Revenues were $0 during the three months ended June 30, 2002 and $500,000 during the three months ended June 30, 2001. This decrease in comparable fiscal periods resulted mainly from our failure to replace Cityscape with another customer after services were completed on that contract. Due to our financial constraints, we have not been able to market our products actively and have not had the requisite financial stability to be an attractive service provider to our customer base. As a result of these developments and of a worsening economic environment amongst major airlines, demand for our services has also decreased compared with the previous period.

     Historically, E-City's revenues have come from a combination of sources, including the sale of 10 interactive maps of North American cities to Cityscape, a related party. E-City does not anticipate receiving any revenue in the future unless we are able to collect on our accounts receivable and therefore improve our financial stability, develop an active sales and marketing capability and have sufficient liquidity to finance work-in-progress should we be approached by potential customers.

   There were no revenues received during the period ended June 30, 2002. Every effort was made during the period to contain costs, including a reduction in the staff, in the size of E-City's Vancouver facility, in the deferral of payments to service providers. However, a relatively long sales cycle in computer mapping services, combined with a worsening economic climate for our customers and our financial instability and lack of a well-financed sales and marketing effort, resulted in our failure to close any sales during the period. Although we had several projects in negotiation during the period, we were unable to successfully compete for these contracts. Negotiations with two of these customers remain ongoing.


    Cost of revenue. Cost of revenues were $0 during the three months ended June 30, 2002 and $206,009 during the three months ended June 30, 2001. Cost of revenues decreased during the three months ended 2002 compared to the comparable fiscal 2001 period as we were unsucessful in generating any sales.


Operating Expenses

     Sales and marketing. Sales and marketing expenses were $25,060 during the three months ended June 30, 2002 and $46,040 during the three months ended June 30, 2001. This decrease in comparable fiscal periods is the result of a reduction in our attendance at trade shows and a reduction in our sales force. We expect no sales and marketing expenses over the remainder of the year unless our financial condition improves.

     General and administrative. General and administrative expenses were $124,347 during the three months ended June 30, 2002 and $87,757 during the three months ended June 30, 2001. This increase in comparable fiscal periods is due mainly to an accrual of $39,505 related to potential litigation costs.
We expect that our general and administrative costs will be substantially lower in the next fiscal quarter as we have closed our Vancouver office, reduced personnel and are maintaining only minimal operations.

     Provision for income taxes. We have recorded $0 as a provision for income taxes during the three months ended June 30, 2002 and $26,089 for the three months ended June 30, 2001. This decrease in comparable fiscal periods is the result of a reduction in net income over the respective periods.

Financial Condition

    For the period ended June 30, 2002, E-City had a net loss of $148,930 while for the period ended June 30, 2001, the Company had net income of $138,685. Also, for the period ended June 30, 2002, the Company had a working capital surplus of $186,374 while for the period ended June 30, 2001, the Company had a working capital surplus of $109,116.

    E-City's current financial condition makes it impossible to continue normal operations. E-City does not have sufficient cash to continue to operate, other than to maintain its website. It has no cash available to pay employee salaries or to service its accounts payable or other obligations. The company has limited prospects for new revenues from sales due to its lack of cash resources for sales or operations. Although the company has sufficient accounts receivable to substantially improve our financial condition, there can be no assurance that any of these accounts receivable will prove to be ultimately collectible. There can be no assurance that E-City will develop any new customers, or that its pricing arrangement with such customers, if located, will be sufficient to provide E-City with the financial resources necessary to continue operation.

Liquidity and capital resources

    For the period ended June 30, 2002, net cash used in operating activities was $7,948. As of June 30, 2002, we had cash and cash equivalents of $7,228. Net cash provided by operating activities was $3,623 for the three months ended June 30, 2001. Net cash used in operating activities for the three months ended June 30, 2002 was primarily the result of a net loss offset by decreases in accounts receivable and prepaid expenses as well as increases in accounts payable and accrued expenses. Net cash provided by operating activities for the three months ended June 30, 2001, was primarily the result of a net income, a decrease in work in progress and an increase in accrued income tax offset by increases in accounts receivable.

     Net cash used in investing activities was $0 for the three months ended June 30, 2002. Net cash used in investing activities was $495 for the three months ended June 30, 2001. Net cash used in investing activities for the three months ended June 30, 2001 consisted entirely from the purchase of software related to our filing requirements with the SEC.

     Net cash used in financing activities was $931 for the three months ended June 30, 2002 and $871 for the three months ended June 30, 2001. Net cash used in financing activities for the three months ended June 30, 2002 and 2001 were attributable to lease payments associated with a Company vehicle.

     During the year ended March 31, 2002, the Company developed software that the Company intends to sell or license. E-City has capitalized these costs and amortized them over a one year period. As of March 31, 2002, capitalized costs associated with this software were $34,570 net accumulated amortization of $24,691. Amortization expense for the year ended March 31, 2002 was $24,691. As of June 30, 2002, capitalized costs associated with this software were $21,295 net accumulated amortization of $39,214.

     Work in progress for projects that are not expected to be included in costs of good sold during the twelve months following the balance sheet date are recorded as long-term costs in the "other assets" section of the balance sheet. Contract work in progress that is expected to be recorded as costs of sales within the next twelve months is included in current assets. As of June 30, 2002, all projects for which costs have been incurred are not expected to be included in costs of good sold and, accordingly, contract work in progress is included in the "other assets" section of the balance sheet.

        As of June 30, 2002 our principal commitments consisted of our obligations outstanding under accrued expenses and accounts payable as well as accrued income taxes. We have no material commitments for capital expenditures. In the next fiscal quarter, we expect no significant capital expenditures or lease commitments.

     We believe that our current cash balances, including cash and cash equivalents, are insufficient to meet our working capital and capital expenditure requirements. We have therefore curtailed our operations to an absolute minimum, closing our Vancouver office and reducing our staff to 1 part time employee and 2 consultants. We are unable to pay any employees a salary and have reduced our present sales capability to the maintenance of our website and to responses to customer inquiries. We do not believe that the liquidity situation will improve without significant payments on our accounts receivable, the collectability of which is very uncertain.

     E-City's short-term prospects are minimal, other than collection on accounts receivable. Management has substantial doubt about its ability to maintain even the presently minimal level of operations should the liquidity situation not improve. Without collecting on accounts receivable or being approached by a customer willing to finance further computer map development, E-City's short-term and long-term prospects for growth are minimal.

     If we are unsuccessful in collecting on accounts receivable or in being approached by customers willing to finance future computer map development, we will probably cease operations altogether. Management has not developed any other contingencies at this time.


Cash requirements

         Our cash situation is critical. Without an immediate infusion of cash from payments on accounts receivable or from sales to new customers, E-City will be forced to cease operations. We believe that the minimum amount of cash necessary to maintain operations will be $50,000 received within the next 90 days. If we receive this amount of cash, we may be able to maintain operations long enough to collect additional accounts receivable or attract new customers so that the cash requirements of restoring our operations to a minimum sustainable level for production, $15,000 per month, could be maintained.

Research and development

    Until our liquidity situation improves, we have no planned research and development activities for the next 12 months. If our liquidity situation should improve, management will make a determination at that time of the extent to which research and development activities are feasible.

Plant and equipment

    As of June 30, 2002, we had offices in Seattle, Washington and Vancouver, British Columbia. We closed our offices in Vancouver in July, 2002. We intend to maintain our office in Seattle for the foreseeable future. We have no planned expenditures for equipment or increased office or facilities space for the next 12 months.

Employees

    We have no plans to hire any additional employees until our liquidity situation improves substantially. We believe that if our liquidity situation improved, it would be necessary to hire at least 2 additional employees or consultants to resume production of our computer mapping services and at least one sales and marketing employee to resume efforts to sell our product directly or through distributors.

                            PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         In May 2002 a former employee of the Company filed a suit claiming non-performance under a severance agreement with the Company in King County, Washington District Court. The former employee claims that the Company owes him $30,000 under a severance agreement and $9,505 in un-reimbursed expenses. The employee began his employment with the Company in April 2002 and was terminated in the same month. The company is currently investigating its potential liability in this matter.


ITEM 2.   CHANGES IN SECURITIES

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

                  In July, 2002, E-City eliminated all staff except CEO Anis Jessa and closed its offices in Vancouver, British Columbia. E-City has ceased its production of computer mapping services until its liquidity situation improves through either collection of all or a portion of its outstanding accounts receivable and/or an agreement with a customer to finance future computer map development.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits

      99.1 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     (b)  Reports on Form 8-K.

     We did not file any reports on Form 8-K during the quarter ended June 30, 2002.

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

Dated:  August 14, 2002