Form 10QSB
period 2002-09-30
E CITYSOFTWARE INC
filed 2002-11-19
CIK 1118480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -------------------
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2002

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

     There were 10,130,000 shares of the Company's Common Stock, par value $0.0001, outstanding on November 1, 2002.

================================================================================

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION................................................................   3

Item 1        Financial Statements.................................................................   4

              Condensed Consolidated Balance Sheets.................................................  4
              Condensed Consolidated Statements Of Operations.......................................  5
              Condensed Consolidated Statements Of Cash Flows.......................................  6
              Notes To Condensed Consolidated Financial Statements..................................  7

Item 2        Management's Discussion and Analysis of Financial Condition and Results of Operations. 10

Item 3        Controls and Procedures..............................................................  18

PART II       OTHER INFORMATION....................................................................  19

Item 1        Legal Proceedings....................................................................  19

Item 2        Changes in Securities................................................................  19

Item 3        Defaults upon Senior Securities......................................................  19

Item 4        Submission of Matters to a Vote of Security Holders..................................  19

Item 5        Other Information....................................................................  19

Item 6        Exhibits and Reports on Form 8-K.....................................................  19

Signature..........................................................................................  20

Certification of Chief Executive Officer...........................................................  20


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

ITEM 1.  FINANCIAL STATEMENTS

                                E-CITY SOFTWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    September 30,                 March 31,
                                                                        2002                       2002 (1)
                                                                      ----------                 -----------
                             ASSETS                                  (unaudited)

Current assets:
  Cash and cash equivalents.....................................      $     282                   $  13,397
  Accounts receivable...........................................        275,144                     451,925
  Related parties notes receivable..............................         86,700                      85,000
  Related party advances........................................              -                       7,007
  Prepaid expenses & other current assets.......................          1,267                      10,023
                                                                      ---------                   ---------
       Total current assets.....................................        363,393                     567,352

Property and equipment, net.....................................         48,849                      67,205
Accounts Receivable - Long Term                                          18,726                      26,216
Other Assets, Net Amortization of $325 and $24,944, respectively            510                      35,152
                                                                      ---------                   ---------
Total assets....................................................     $  431,478                   $ 695,925
                                                                      =========                   =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................................      $ 117,351                   $ 103,575
  Accrued expenses..............................................        180,788                     140,201
  Related party advances........................................              -                         632
  Deferred revenue..............................................          2,250                       2,250
  Accrued income taxes..........................................          5,989                       5,989
  Capital lease obligations, current portion....................          8,408                       3,734
                                                                      ---------                   ---------
       Total current liabilities................................        314,786                     256,381

Capital lease obligations, net of current portion...............              -                       6,419
Accrued Liabilities - Long-Term                                           5,618                       7,865
                                                                      ---------                   ---------
Total Liabilities...............................................        320,404                     270,665

Stockholder's equity:
  Common stock, $0.0001 par value, 50,000,000 shares............
  authorized, 10,130,000 shares issued and outstanding..........          1,013                       1,013
Additional paid in capital                                              323,485                     323,485
Retained earnings...............................................       (199,324)                    116,109
Accumulated other comprehensive income (loss)...................        (14,100)                    (15,347)
                                                                       ---------                  ---------
       Total Stockholder's equity                                       111,074                     425,260
                                                                      ---------                   ---------
       Total liabilities and stockholders' equity...............     $  431,478                   $ 695,925
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

                                E-CITY SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                        Six months ended              Three months ended
                                                                          September 30,                  September 30,
                                                                    --------------------------      ----------------------
                                                                        2002           2001           2002          2001
                                                                      --------       ---------      --------      --------
Sales...........................................................     $       -     $ 1,050,000      $      -      $550,000

Cost of Goods Sold..............................................             -         352,373             -       117,573
                                                                      --------        --------       -------       -------
         Gross Profit...........................................             -         697,627             -       432,427

Operating Expenses
 Sales and marketing............................................        50,420          69,937        25,360        23,897
 General and administrative.....................................       141,344          95,678        16,997        43,006
 Write off of accounts receivable...............................       125,000               -       125,000             -
                                                                       -------         -------       -------       -------
   Total Operating Expenses.....................................       316,764         165,615       167,357        66,903
                                                                      --------        --------       -------       -------
Income (loss) from operations...................................      (316,764)        532,012      (167,357)      365,524

Other Income (Loss)
 Interest income................................................         1,700           1,948           850           978
 Gain (loss) on foreign currency exchange.......................          (369)         (4,115)            4        (7,725)
                                                                      --------         --------      -------       -------
         Net Other Income (Loss)................................         1,331          (2,167)          854        (6,747)
                                                                      --------         --------      -------       -------
Income (Loss) Before Provision For Income Taxes.................      (315,433)         529,845     (166,503)      358,777
                                                                      --------         --------      -------       -------
Provision For Income Taxes......................................             -          168,217            -       142,128
                                                                      --------         --------      -------       -------
Net Income (Loss)...............................................     $(315,433)       $ 361,628    $(166,503)     $216,649
                                                                     =========       ==========     ========      ========
Basic and Diluted Income (Loss) Per Share.......................     $  (0.03)        $    0.04    $   (0.02)     $   0.02
                                                                     =========       ==========     ========      ========
Shares used in computing basic and diluted net loss per share
 applicable to common stockholders..............................     10,130,000       9,930,000    10,130,000     9,930,000
                                                                     ==========      ==========    ==========     =========


                             See accompanying notes.

                              E-CITY SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                       Six months ended September 30,
                                                                     ------------------------------------
                                                                       2002                        2001
                                                                     --------                    --------
Operating activities:
Net income (loss)...............................................    $(315,433)                  $361,628
Net cash from operating activities:
  Foreign exchange (gain) loss..................................         (369)                     4,115
  Depreciation and amortization.................................       19,106                     22,496
  Deferred tax provision........................................            -                     59,338
Changes in operating assets and liabilities:
      Accounts receivable.......................................      175,081                   (586,714)
      Related parties advances receivable.......................        7,007                     (3,790)
      Work in process...........................................       35,396                     76,851
      Prepaid expenses..........................................        8,978                    (15,849)
      Accounts payable and accrued expenses.....................       51,862                     52,498
      Related parties advances payable..........................         (632)                     2,939
      Deferred revenue..........................................            -                    (25,000)
      Accrued income tax........................................            -                    108,879
                                                                     ---------                  ---------
         Net cash provided by (used in) operating activities....      (19,004)                    57,391
                                                                     ---------                  ---------
Investing activities:

  Purchases of property and equipment...........................            -                       (495)
                                                                     ---------                  ---------
         Net cash provided by (used in) investing activities....            -                       (495)
                                                                     ---------                  ---------
Financing activities:

  Principal payments of long term debt..........................       (1,876)                    (1,758)
                                                                     ---------                  ---------
         Net cash provided by (used in) financing activities....       (1,876)                    (1,758)
                                                                     ---------                  ---------
            Effect of exchange rate changes on cash................     7,765                     15,320
                                                                     ---------                  ---------
Net increase (decrease) in cash and cash equivalents............      (13,115)                    70,458

Cash and cash equivalents at beginning of period................       13,397                     40,290
                                                                     ---------                  ---------
Cash and cash equivalents at end of period......................     $    282                   $110,748
                                                                     =========                  =========

                             See accompanying notes.

                               E-CITY SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1.   BASIS OF PRESENTATION

     The consolidated financial statements have been prepared by E-City Software, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of E-City Software, Inc. and its wholly owned subsidiary (collectively "E-City" or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at September 30, 2002 and the operating results and cash flows for the six months ended September 30, 2002 and 2001, these financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended March 31, 2002 included in the Company's Annual Report on Form 10-KSB filed June 28, 2002 with the Securities and Exchange Commission. The condensed consolidated balance sheet at March 31, 2002 has been derived from audited financial statements as of that date.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six months ended September 30, 2002 the Company incurred a net loss of $315,433. During the six months ended September 30, 2002, the Company had no revenues, and the accumulated deficit totaled $199,324 as of September 30, 2002. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the carrying amount and classification of recorded assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     The results of operations for the six months ended September 30, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2003.

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

Contract Work In Progress -- In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Subsequent costs to produce the computer software are accumulated as an asset, "contract work in progress", and recorded as costs of goods sold when revenue is recognized. Contract work in progress for projects that are not expected to be included in costs of good sold during the twelve months following the balance sheet date are recorded as long-term costs in the "other assets" section of the balance sheet. Contract work in progress that is expected to be recorded as costs of sales within the next twelve months is included in current assets. As of September 30, 2002 and March 31, 2002 all projects for which costs have been incurred are expected to be complete within twelve months and, accordingly, contract work in progress is included in current assets.

During the year ended March 31, 2002, the Company developed software that the Company intends to sell or license. In accordance with ("SFAS") No. 86, the Company capitalized these costs and amortized them over a one year period. As of March 31, 2002, capitalized costs associated with this software were $34,570 net accumulated amortization of $24,691. Amortization expense for the year ended March 31, 2002 was $24,691. As of September 30, 2002, the fully amortized costs associated with this software have been written off and no longer appear in other assets on the balance sheet.


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

Major Customers - During the six months ended September 30, 2001, revenue from one customer amounted to $550,000. Amounts included in accounts receivable from this customer at September 30, 2002 were $13,908.

During December 2001 the Company sold a license of its taxi dispatch product to Fog City Taxi, Inc. Under the terms of the agreement the customer paid $100,000 prior to December 31, 2001 with the remaining $400,000 due prior to March 31, 2002. In April 2002 the Company amended the agreement, which extended the due date until September 30, 2002. Management is concerned about the collect ability of this receivable. E-City has been unsuccessful to date in receiving assurances from Fog City Taxi regarding future payment and has been unable to gather any further information on the current financial condition of Fog City Taxi. Thus at September 30, 2002 the Company wrote off $125,000 of the receivable from Fog City Taxi. As of September 30, 2002 amounts due from this customer included in accounts receivable were $250,000.

Basic and Diluted Income (Loss) Per Share - Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is calculated to give effect to potentially issuable common shares except during income periods when those potentially issuable common shares would increase the income per share. There were no potentially issuable shares at September 30, 2002 and 2001.

NOTE 3 - RELATED PARTY TRANSACTIONS AND BALANCES

On March 31, 2002 the Company entered into an agreement for a $85,000 receivable. Under the terms of the agreement the note bears interest at the rate of 4% and is due on March 31, 2003. As of September 30, 2002 $1,750 in interest has been accrued.


NOTE 4 - STOCKHOLDERS EQUITY

In December 2001, the Company granted a stock dividend in which the stockholders of the Company received one share of common stock for every share held. The dividend was in effect a two for one stock split so all per share amounts have been restated for all periods.


Note 5 - Litigation

In May 2002 a former employee of the Company filed a suit claiming non-performance under a severance agreement with the Company. The former employee claims that the Company owes him $30,000 under a severance agreement and $9,505 in un-reimbursed expenses. The employee began his employment with the Company in April 2002 and was terminated in the same month. As of September 30, 2002 the Company has accrued $39,505 related to this litigation.

On October 25, 2002 the Company was notified that a judgment was awarded in the amount of $30,000 in this matter. The Company has filed an order denying motion for attorney fees.

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


Dependence on one customer

    We have been heavily dependent on our customer, Cityscape.com, Inc., for a large portion of our sales to date. We are also dependent on our distributor Orion Technologies for additional computer mapping services sales, as our German distributor does not currently appear to be soliciting customers for us. While we anticipate identifying and securing other distributors and customers, we have had limited success in doing so. Although E-City has completed all of the work required under its development contract with Cityscape.com, it has not received full payment for services rendered there under. Cityscape owes a total remaining outstanding balance under the contract of approximately $414,000. E-City has serious concerns about collecting this remaining balance. Although, E-City is not relying upon Cityscape for future sales, E-City is heavily dependent on its current and ongoing cash needs upon receipt and payment in full of the Cityscape receivable. As Cityscape appears to be no longer actively engaged in the business for which services were engaged, there remains a considerable concern by management of the collect ability of the balance. At March 31, 2002 the Company determined that the receivable had been impaired due to the lack of operating capital of this related party. Thus at March 31, 2002 the Company wrote off $400,000 of the receivable from this related party. E-City has been unsuccessful to date in receiving assurances from Cityscape regarding future payment and has been unable to gather any further information on the current financial condition of Cityscape.

Results of Operations

    Revenues were $0 during the six months ended September 30, 2002 and $1,050,000 during the six months ended September 30, 2001. Revenues were $0 during the three months ended September 30, 2002 and $550,000 during the three months ended September 30, 2001. This decrease in comparable fiscal periods resulted mainly from our failure to replace Cityscape with another customer after services were completed on that contract. Due to our financial constraints, we have not been able to market our products actively and have not had the requisite financial stability to be an attractive service provider to our customer base. As a result of these developments and of a worsening economic environment amongst major airlines, demand for our services has also decreased compared with the previous period.

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

   There were no revenues received during the period ended September 30, 2002. Every effort was made during the period to contain costs, including a reduction in the staff, the elimination of E-City's Vancouver facility and the deferral of payments to service providers. However, a relatively long sales cycle in computer mapping services, combined with a worsening economic climate for our customers and our financial instability and lack of a well-financed sales and marketing effort, resulted in our failure to close any sales during the period. Although we had several projects in negotiation during the period, we were unable to successfully compete for these contracts. Negotiations with two of these customers remain ongoing.


    Cost of revenue. Cost of revenues were $0 during the six months ended September 30, 2002 and $352,373 during the six months ended September 30, 2001. Cost of revenues were $0 during the three months ended September 30, 2002 and $117,573 during the three months ended September 30, 2001. Cost of revenues decreased during both comparable fiscal periods as we were unsuccessful in generating any sales.


Operating Expenses

     Sales and marketing. Sales and marketing expenses were $50,420 during the six months ended September 30, 2002 and $69,937 during the six months ended September 30, 2001. Sales and marketing expenses were $25,360 during the three months ended September 30, 2002 and $23,897 during the three months ended September 30, 2001. Sales and marketing expenses decreased during the six months ended 2002 compared to the comparable fiscal 2001 period as we reduced our sales force and did not attend any trade shows. Sales and marketing expenses increased slightly for the three months ended September 30, 2002 as compared to the comparable fiscal 2001 period due mainly to the expensing of our Airport Maps. We expect no sales and marketing expenses over the remainder of the year unless our financial condition improves.

     General and administrative. General and administrative expenses were $141,344 during the six months ended September 30, 2002 and $95,678 during the six months ended September 30, 2001. General and administrative expenses were $16,997 during the three months ended September 30, 2002 and $43,006 during the three months ended September 30, 2001. General and administrative expenses increased during the six months ended 2002 compared to the comparable fiscal 2001 period due mainly to an accrual of $39,505 related to potential litigation costs. General and administrative expenses decreased during the three months ended September 30, 2002 compared to the comparable fiscal 2001 period as we have eliminated all staff and closed our Vancouver Office. We expect our general and administrative costs in the next fiscal quarter to be comparable to the current quarter as we are maintaining only minimal operations.

     Provision for income taxes. We have recorded $0 as a provision for income taxes during the six months ended September 30, 2002 and $168,217 for the six months ended September 30, 2001. We recorded $0 as a provision for income taxes during the three months ended September 30, 2002 and $142,128 during the three months ended September 30, 2001. This decrease in comparable fiscal periods is the result of a reduction in net income over the respective periods.

Financial Condition

    For the period ended September 30, 2002, E-City had a net loss of $315,433 while for the period ended September 30, 2001, the Company had net income of $361,628. Also, for the period ended September 30, 2002, the Company had a working capital surplus of $48,607 while for the period ended September 30, 2001, the Company had a working capital surplus of $457,231.

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

Liquidity and capital resources

    For the period ended September 30, 2002, net cash used in operating activities was $19,004. As of September 30, 2002, we had cash and cash equivalents of $282. Net cash provided by operating activities was $57,391 for the six months ended September 30, 2001. Net cash used in operating activities for the six months ended September 30, 2002 was primarily the result of a net loss offset by decreases in accounts receivable and work in progress as well as increases in accounts payable and accrued expenses. Net cash provided by operating activities for the six months ended September 30, 2001, was primarily the result of a net income, a decrease in work in progress and an increase in accrued income tax offset by increases in accounts receivable.

     Net cash used in investing activities was $0 for the six months ended September 30, 2002. Net cash used in investing activities was $495 for the six months ended September 30, 2001. Net cash used in investing activities for the six months ended September 30, 2001 consisted entirely from the purchase of software related to our filing requirements with the SEC.

     Net cash used in financing activities was $1,876 for the six months ended September 30, 2002 and $1,758 for the six months ended September 30, 2001. Net cash used in financing activities for the six months ended September 30, 2002 and 2001 were attributable to lease payments associated with a Company vehicle.

     During the year ended March 31, 2002, the Company developed software that the Company intends to sell or license. E-City has capitalized these costs and amortized them over a one year period. As of March 31, 2002, capitalized costs associated with this software were $34,570 net accumulated amortization of $24,691. Amortization expense for the year ended March 31, 2002 was $24,691. As of September 30, 2002, the fully amortized costs associated with this software have been written off and no longer appear in other assets on our balance sheet.

     Work in progress for projects that are not expected to be included in costs of good sold during the twelve months following the balance sheet date are recorded as long-term costs in the "other assets" section of the balance sheet. Contract work in progress that is expected to be recorded as costs of sales within the next twelve months is included in current assets. As of September 30, 2002, there has been no costs incurred towards any projects and all remaining capitalized software costs have been expensed.

        As of September 30, 2002 our principal commitments consisted of our obligations outstanding under accrued expenses and accounts payable as well as accrued income taxes. We have no material commitments for capital expenditures. In the next fiscal quarter, we expect no significant capital expenditures or lease commitments.

     We believe that our current cash balances, including cash and cash equivalents, are insufficient to meet our working capital and capital expenditure requirements. We have therefore curtailed our operations to an absolute minimum, closing our Vancouver office and reducing our staff to 1 part time employee and 2 consultants. We are unable to pay any employees a salary and have reduced our present sales capability to the maintenance of our website and to responses to customer inquiries. We do not believe that the liquidity situation will improve without significant payments on our accounts receivable, the collect ability of which is very uncertain.

    After review of the company's existing accounts receivable and current business prospects, and in consultation with its previous customers, management believes that the likelihood of finding new customers given its liquidity situation is minimal. While the company has maintained its website and the ability to respond to potential customers and their enquiries for our products, it has elected not to divert any further resources to the active solicitation of new customer prospects. Instead, the company has elected to divert its limited resources to the pursuit of a business combination that could maximize value for our shareholders based on the company's current assets. Management has not yet reached an agreement with any potential partner or acquirer. It continues to actively pursue opportunities but there can be no assurance that any business combination will be available that is suitable for the company.


Cash requirements

    The company has ceased substantially all of its production and sales operations. While the cash required to resume these operations would be a minimum of $15,000 per month, the company is able to maintain a limited level of executive function on its present cash reserves for the foreseeable future due primarily to CEO Anis Jessa's willingness to work without salary and service providers willing to continue to perform work on a deferred payment basis.

Research and development

    Until our liquidity situation improves, we have no planned research and development activities for the next 12 months. If our liquidity situation should improve, management will make a determination at that time of the extent to which research and development activities are feasible.

Plant and equipment

    As of September 30, 2002, we had offices in Seattle, Washington. We closed our offices in Vancouver in July, 2002. We intend to maintain our office in Seattle for the foreseeable future. We have no planned expenditures for equipment or increased office or facilities space for the next 12 months.

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



ITEM 3.   Controls and Procedures


(a) The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

(b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                            PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         In May 2002 a former employee of the Company filed a suit claiming non-performance under a severance agreement with the Company in King County, Washington District Court. The former employee claimed that the Company owes him $30,000 under a severance agreement and $9,505 in un-reimbursed expenses and legal fees. The employee began his employment with the Company in April 2002 and was terminated in the same month. On October 25, 2002 the company was notified that a judgment was awarded in the amount of $30,000. The Company has filed an order denying motion for attorney fees in this matter.


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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits

      99.1 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     (b)  Reports on Form 8-K.

     We did not file any reports on Form 8-K during the quarter ended September 30, 2002.

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

Dated:  November 19, 2002




                                 CERTIFICATIONS


I, Anis Jessa, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of E-City Software, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 19, 2002

/s/ Anis Jessa
-------------------
Chief Executive Officer
Duly Authorized Officer and Principal
Financial and Accounting Officer)