Form 10QSB
period 2002-12-31
E CITYSOFTWARE INC
filed 2003-02-14
CIK 1118480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -------------------
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 2002

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

     There were 10,130,000 shares of the Company's Common Stock, par value $0.0001, outstanding on February 1, 2003.

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

ITEM 1.  FINANCIAL STATEMENTS

                                E-CITY SOFTWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    December 31,                 March 31,
                                                                        2002                      2002 (1)
                                                                      ----------                 -----------
                             ASSETS                                  (unaudited)

Current assets:
  Cash and cash equivalents.....................................      $     532                   $  13,397
  Accounts receivable...........................................        148,048                     451,925
  Related parties notes receivable..............................         86,750                      85,000
  Related party advances........................................              -                       7,007
  Prepaid expenses & other current assets.......................          1,269                      10,023
                                                                      ---------                   ---------
       Total current assets.....................................        236,599                     567,352

Property and equipment, net.....................................         31,764                      67,205
Accounts Receivable - Long Term                                          14,981                      26,216
Other Assets, Net Amortization of $360 and $24,944, respectively            475                      35,152
                                                                      ---------                   ---------
Total assets....................................................     $  283,819                   $ 695,925
                                                                      =========                   =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................................      $ 124,125                   $ 103,575
  Accrued expenses..............................................        172,162                     140,201
  Related party advances........................................              -                         632
  Deferred revenue..............................................          2,250                       2,250
  Accrued income taxes..........................................          5,989                       5,989
  Capital lease obligations, current portion....................          7,465                       3,734
                                                                      ---------                   ---------
       Total current liabilities................................        311,991                     256,381

Capital lease obligations, net of current portion...............              -                       6,419
Accrued Liabilities - Long-Term                                           4,494                       7,865
                                                                      ---------                   ---------
Total Liabilities...............................................        316,485                     270,665

Stockholder's equity:
  Common stock, $0.0001 par value, 50,000,000 shares............
  authorized, 10,130,000 shares issued and outstanding..........          1,013                       1,013
Additional paid in capital                                              323,485                     323,485
Retained earnings...............................................       (344,078)                    116,109
Accumulated other comprehensive income (loss)...................        (13,086)                    (15,347)
                                                                       ---------                  ---------
       Total Stockholder's equity                                       (32,666)                    425,260
                                                                      ---------                   ---------
       Total liabilities and stockholders' equity...............     $  283,819                   $ 695,925
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

                                E-CITY SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                       Nine months ended              Three months ended
                                                                          December 31,                  December 31,
                                                                    --------------------------      ----------------------
                                                                        2002           2001           2002          2001
                                                                      --------       ---------      --------      --------
Sales...........................................................     $       -     $ 1,550,000      $      -      $500,000

Cost of Goods Sold..............................................             -         425,468             -        73,095
                                                                      --------        --------       -------       -------
         Gross Profit...........................................             -       1,124,532             -       426,905

Operating Expenses
 Sales and marketing............................................        50,327          94,710             -        24,773
 General and administrative.....................................       157,467         143,046        16,030        47,368
 Write off of accounts receivable...............................       250,000               -       125,000             -
                                                                       -------         -------       -------       -------
   Total Operating Expenses.....................................       457,794         237,756       141,030        72,141
                                                                      --------        --------       -------       -------
Income (loss) from operations...................................      (457,794)        886,776      (141,030)      354,764

Other Income (Loss)
 Interest income................................................         2,550           5,088           850         3,560
 Gain (loss) on foreign currency exchange.......................        (1,526)        (10,011)       (1,157)       (5,896)
 Gain (Loss) on disposition of assets...........................        (3,417)              -        (3,417)            -
                                                                      --------         --------      -------       -------
         Net Other Income (Loss)................................        (2,393)         (4,923)       (3,724)       (2,336)
                                                                      --------         --------      -------       -------
Income (Loss) Before Provision For Income Taxes.................      (460,187)         881,853     (144,754)      352,428
                                                                      --------         --------      -------       -------
Provision For Income Taxes......................................             -          326,925            -       158,708
                                                                      --------         --------      -------       -------
Net Income (Loss)...............................................     $(460,187)       $ 554,928    $(144,754)     $193,720
                                                                     =========       ==========     ========      ========
Basic and Diluted Income (Loss) Per Share.......................     $   (0.05)       $    0.06    $   (0.01)     $   0.02
                                                                     =========       ==========     ========      ========
Shares used in computing basic and diluted net loss per share
 applicable to common stockholders..............................     10,130,000       9,930,000    10,130,000     9,930,000
                                                                     ==========      ==========    ==========     =========


                             See accompanying notes.

                              E-CITY SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                       Nine months ended December 31,
                                                                     ------------------------------------
                                                                       2002                        2001
                                                                     --------                    --------
Operating activities:
Net income (loss)...............................................    $(460,187)                  $554,928
Net cash from operating activities:
  Foreign exchange (gain) loss..................................        1,526                     10,011
  Write off of accounts receivable..............................      250,000                          -
  Depreciation and amortization.................................       25,501                     32,437
  Deferred tax provision........................................            -                     38,049
  (Gain) loss on disposition of assets..........................        3,417                          -
Changes in operating assets and liabilities:
      Accounts receivable.......................................       65,113                   (785,134)
      Related parties advances receivable.......................        5,257                     21,507
      Work in process...........................................       35,325                     10,300
      Prepaid expenses..........................................        8,960                     (4,598)
      Accounts payable and accrued expenses.....................       56,282                     52,067
      Related parties advances payable..........................         (632)                     8,604
      Deferred revenue..........................................            -                    (25,000)
      Accrued income tax........................................            -                    235,621
                                                                     ---------                  ---------
         Net cash provided by (used in) operating activities....       (9,438)                   148,792

                                                                     ---------                  ---------
Investing activities:

  Purchases of property and equipment...........................            -                       (495)
                                                                     ---------                  ---------
         Net cash provided by (used in) investing activities....            -                       (495)
                                                                     ---------                  ---------
Financing activities:

  Principal payments of long term debt..........................       (2,835)                    (2,641)
                                                                     ---------                  ---------
         Net cash provided by (used in) financing activities....       (2,835)                    (2,641)
                                                                     ---------                  ---------
            Effect of exchange rate changes on cash................      (592)                    12,171
                                                                     ---------                  ---------
Net increase (decrease) in cash and cash equivalents............      (12,865)                   157,827

Cash and cash equivalents at beginning of period................       13,397                     40,290
                                                                     ---------                  ---------
Cash and cash equivalents at end of period......................     $    532                   $198,117
                                                                     =========                  =========

Supplemental Cash Flow Information:

Property and equipment with a book value of $10,917 were used to satisfy $7,500 of accounts payable. The difference of $3,417 reflected a loss on the disposition of these assets.

                             See accompanying notes.

                               E-CITY SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1.   BASIS OF PRESENTATION

     The consolidated financial statements have been prepared by E-City Software, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of E-City Software, Inc. and its wholly owned subsidiary (collectively "E-City" or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at December 31, 2002 and the operating results and cash flows for the nine months ended December 31, 2002 and 2001, these financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended March 31, 2002 included in the Company's Annual Report on Form 10-KSB filed June 28, 2002 with the Securities and Exchange Commission. The condensed consolidated balance sheet at March 31, 2002 has been derived from audited financial statements as of that date.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine months ended December 31, 2002 the Company incurred a net loss of $460,187. During the nine months ended December 31, 2002, the Company had no revenues, and the accumulated deficit totaled $344,078 as of December 31, 2002. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the carrying amount and classification of recorded assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     The results of operations for the nine months ended December 31, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2003.

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

Contract Work In Progress -- In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Subsequent costs to produce the computer software are accumulated as an asset, "contract work in progress", and recorded as costs of goods sold when revenue is recognized. Contract work in progress for projects that are not expected to be included in costs of good sold during the twelve months following the balance sheet date are recorded as long-term costs in the "other assets" section of the balance sheet. Contract work in progress that is expected to be recorded as costs of sales within the next twelve months is included in current assets. As of December 31, 2002 and March 31, 2002 all projects for which costs have been incurred are expected to be complete within twelve months and, accordingly, contract work in progress is included in current assets.

During the year ended March 31, 2002, the Company developed software that the Company intends to sell or license. In accordance with ("SFAS") No. 86, the Company capitalized these costs and amortized them over a one year period. As of March 31, 2002, capitalized costs associated with this software were $34,570 net accumulated amortization of $24,691. Amortization expense for the year ended March 31, 2002 was $24,691. As of December 31, 2002, the fully amortized costs associated with this software have been written off and no longer appear in other assets on the balance sheet.


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

Major Customers - During the nine months ended December 31, 2001, revenue from one customer amounted to $950,000. Amounts included in accounts receivable from this customer at December 31, 2002 were $8,067.

During December 2001 the Company sold a license of its taxi dispatch product to Fog City Taxi, Inc. Under the terms of the agreement the customer paid $100,000 prior to December 31, 2001 with the remaining $400,000 due prior to March 31, 2002. In April 2002 the Company amended the agreement, which extended the due date until September 30, 2002. Management is concerned about the collect ability of this receivable. E-City has been unsuccessful to date in receiving assurances from Fog City Taxi regarding future payment and has been unable to gather any further information on the current financial condition of Fog City Taxi. Thus at December 31, 2002 the Company wrote off $125,000 of the receivable from Fog city Taxi. As of December 31, 2002 amounts due from this customer included in accounts receivable were $125,000.

Basic and Diluted Income (Loss) Per Share - Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is calculated to give effect to potentially issuable common shares except during income periods when those potentially issuable common shares would increase the income per share. There were no potentially issuable shares at December 31, 2002 and 2001.

NOTE 3 - RELATED PARTY TRANSACTIONS AND BALANCES

On March 31, 2002 the Company entered into an agreement with an officer of the Company for a $85,000 receivable. Under the terms of the agreement the note bears interest at the rate of 4% and is due on March 31, 2003. As of December 31, 2002 $2,550 in interest has been accrued.


NOTE 4 - STOCKHOLDERS EQUITY

In December 2001, the Company granted a stock dividend in which the stockholders of the Company received one share of common stock for every share held. The dividend was in effect a two for one stock split so all per share amounts have been restated for all periods.


Note 5 - Litigation

In May 2002 a former employee of the Company filed a suit claiming non-performance under a severance agreement with the Company. The former employee claims that the Company owes him $30,000 under a severance agreement and $9,505 in un-reimbursed expenses. The employee began his employment with the Company in April 2002 and was terminated in the same month. As of December 31, 2002 the Company had accrued $32,005 related to this litigation.


On October 25, 2002 the company was notified that a judgement was awarded in the amount of $30,000 in this matter. The Company has filed an order denying motion for attorney fees.

On December 11, 2002 the Company executed a partial settlement agreement whereby computer equipment was transferred resulting in a $7,500 reduction in the amount owing to this former employee.

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

Status of products and services

    Due to funding constraints, E-City is not able to actively pursue customers of its computer mapping services. E-City offers its Taxi Dispatch product through its distributor, Fog City Taxi. E-City had planned a number of products in development in 2001 and 2002. These products included a paper map product, a wireless product, an in vehicle navigation product and a 3d Health Map product. The wireless and in vehicle navigation map product and health map are substantially complete and E-City is ready to provide them as a service to customers on a contract by contract basis. E-City currently has no customers for these specialized mapping services. E-City mapping services are also available in a paper map format. E-City has one customer for its paper mapping services. No other products or additional services are planned for development in 2003 due to E-City's current liquidity situation. Should E-City's cash position improve, E-City may reevaluate new product or service opportunities as presented. E-City also has the ability to license its already developed custom mapping services on an individual license basis.


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


Dependence on one customer

    We have been heavily dependent on our customer, Cityscape.com, Inc., for a large portion of our sales to date. We are also dependent on our distributor Orion Technologies for additional computer mapping services sales, as our German distributor does not currently appear to be soliciting customers for us. While we anticipate identifying and securing other distributors and customers, we have had limited success in doing so. Although E-City has completed all of the work required under its development contract with Cityscape.com, it has not received full payment for services rendered there under. Cityscape owes a total remaining outstanding balance under the contract of approximately $408,000. E-City has serious concerns about collecting this remaining balance. Although, E-City is not relying upon Cityscape for future sales, E-City is heavily dependent on its current and ongoing cash needs upon receipt and payment in full of the Cityscape receivable. As Cityscape appears to be no longer actively engaged in the business for which services were engaged, there remains a considerable concern by management of the collect ability of the balance. E-City has been unsuccessful to date in receiving assurances from Cityscape regarding future payment and has been unable to gather any further information on the current financial condition of Cityscape.

Results of Operations

    Revenues were $0 during the nine months ended December 31, 2002 and $1,550,000 during the nine months ended December 31, 2001. Revenues were $0 during the three months ended December 31, 2002 and $500,000 during the three months ended December 31, 2001. This decrease in comparable fiscal periods resulted mainly from our failure to replace Cityscape with another customer after services were completed on that contract. Due to our financial constraints, we have not been able to market our products actively and have not had the requisite financial stability to be an attractive service provider to our customer base. As a result of these developments and of a worsening economic environment amongst major airlines, demand for our services has also decreased compared with the previous period.

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

   There were no revenues received during the period ended December 31, 2002. Every effort was made during the period to contain costs, including a reduction in the staff, in the size of E-City's Vancouver facility, in the deferral of payments to service providers. However, a relatively long sales cycle in computer mapping services, combined with a worsening economic climate for our customers and our financial instability and lack of a well-financed sales and marketing effort, resulted in our failure to close any sales during the period. Although we had several projects in negotiation during the period, we were unable to successfully compete for these contracts. Negotiations with two of these customers remain ongoing.


    Cost of revenue. Cost of revenues were $0 during the nine months ended December 31, 2002 and $425,468 during the nine months ended December 31, 2001. Cost of revenues were $0 during the three months ended December 31, 2002 and $73,095 during the three months ended December 31, 2001. Cost of revenues decreased during both comparable fiscal periods as we were unsuccessful in generating any sales.


Operating Expenses

     Sales and marketing. Sales and marketing expenses were $50,327 during the nine months ended December 31, 2002 and $94,710 during the nine months ended December 31, 2001. Sales and marketing expenses were $0 during the three months ended December 31, 2002 and $24,773 during the three months ended December 31, 2001. Sales and marketing expenses decreased during the nine months ended 2002 compared to the comparable fiscal 2001 period as we reduced our sales force and did not attend any trade shows. Sales and marketing expenses decreased for the three months ended December 31, 2002 as compared to the comparable fiscal 2001 period due to the elimination of all sales and marketing related activities. We expect no sales and marketing expenses over the remainder of the year unless our financial condition improves.

     General and administrative. General and administrative expenses were $157,467 during the nine months ended December 31, 2002 and $143,046 during the nine months ended December 31, 2001. General and administrative expenses were $16,030 during the three months ended December 31, 2002 and $47,368 during the three months ended December 31, 2001. General and administrative expenses increased during the nine months ended 2002 compared to the comparable fiscal 2001 period due mainly to an accrual of $32,005 related to potential litigation costs. General and administrative expenses decreased during the three months ended December 31, 2002 compared to the comparable fiscal 2001 period as we have eliminated all staff and closed our Vancouver Office. We expect our general and administrative costs in the next fiscal quarter to be comparable to the current quarter as we are maintaining only minimal operations.

     Provision for income taxes. We have recorded $0 as a provision for income taxes during the nine months ended December 31, 2002 and $326,925 for the nine months ended December 31, 2001. We recorded $0 as a provision for income taxes during the three months ended December 31, 2002 and $158,708 during the three months ended December 31, 2001. This decrease in comparable fiscal periods is the result of a reduction in net income over the respective periods.

Financial Condition

    For the period ended December 31, 2002, E-City had a net loss of $460,187 while for the period ended December 31, 2001, the Company had net income of $554,928. Also, for the period ended December 31, 2002, the Company had a working capital deficit of $75,392 while for the period ended December 31, 2001, the Company had a working capital surplus of $639,640.

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

Liquidity and capital resources

    For the period ended December 31, 2002, net cash used in operating activities was $9,438. As of December 31, 2002, we had cash and cash equivalents of $532. Net cash provided by operating activities was $148,792 for the nine months ended December 31, 2001. Net cash used in operating activities for the nine months ended December 31, 2002 was primarily the result of a net loss offset by a write off in accounts receivable, decreases in accounts receivable and work in progress as well as increases in accounts payable and accrued expenses. Net cash provided by operating activities for the nine months ended December 31, 2001, was primarily the result of a net income, an increase in accounts payable and accrued expenses and an increase in accrued income tax offset by increases in accounts receivable.

     Net cash provided by investing activities was $0 for the nine months ended December 31, 2002. Net cash used in investing activities was $495 for the nine months ended December 31, 2001. Net cash used in investing activities for the nine months ended December 31, 2001 consisted entirely from the purchase of software related to our filing requirements with the SEC.

     Net cash used in financing activities was $2,835 for the nine months ended December 31, 2002 and $2,641 for the nine months ended December 31, 2001. Net cash used in financing activities for the nine months ended December 31, 2002 and 2001 were attributable to lease payments associated with a Company vehicle.

     During the year ended March 31, 2002, the Company developed software that the Company intends to sell or license. E-City has capitalized these costs and amortized them over a one year period. As of March 31, 2002, capitalized costs associated with this software were $34,570 net accumulated amortization of $24,691. Amortization expense for the year ended March 31, 2002 was $24,691. As of December 31, 2002, the fully amortized costs associated with this software have been written off and no longer appear in other assets on our balance sheet.

     Work in progress for projects that are not expected to be included in costs of good sold during the twelve months following the balance sheet date are recorded as long-term costs in the "other assets" section of the balance sheet. Contract work in progress that is expected to be recorded as costs of sales within the next twelve months is included in current assets. As of December 31, 2002, there has been no costs incurred towards any projects and all remaining capitalized software costs have been expensed.

     As of December 31, 2002 our principal commitments consisted of our obligations outstanding under accrued expenses and accounts payable as well as accrued income taxes. We have no material commitments for capital expenditures. In the next fiscal quarter, we expect no significant capital expenditures or lease commitments.

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

Plant and equipment

    As of December 31, 2002, we had offices in Seattle, Washington. We closed our offices in Vancouver in July, 2002. We intend to maintain our office in Seattle for the foreseeable future. We have no planned expenditures for equipment or increased office or facilities space for the next 12 months.

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

                            PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     In May 2002 a former employee of the Company filed a suit claiming non-performance under a severance agreement with the Company in King County, Washington District Court. The former employee claimed that the Company owes him $30,000 under a severance agreement and $9,505 in un-reimbursed expenses and legal fees. The employee began his employment with the Company in April 2002 and was terminated in the same month. On October 25, 2002 the company was notified that a judgement was awarded in the amount of $30,000. The Company has filed an order denying motion for attorney fees in this matter. On December 11, 2002 the Company executed a partial settlement agreement whereby computer equipment was transferred resulting in a $7,500 reduction in the amount owing to this former employee.


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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits

      99.1 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     (b)  Reports on Form 8-K.

     We did not file any reports on Form 8-K during the quarter ended December 31, 2002.

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

Dated:  February 14, 2003



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


Date:  February 14, 2003

/s/ Anis Jessa
-------------------
Chief Executive Officer
Duly Authorized Officer and Principal
Financial and Accounting Officer)