Form 10KSB
period 2003-03-31
E CITYSOFTWARE INC
filed 2003-07-11
CIK 1118480

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

                  /x/ Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Fiscal Year Ended March 31, 2003

             / / Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        Commission File Number: 333-46424

                              E-City Software, Inc.
                 (Name of small business issuer in its charter)

                         Nevada                       88-0461317
             (State or other jurisdiction of      (I.R.S. Employer
              incorporation or organization)      Identification Number)

                1600 Canal Street, Ste 1418
                    New Orleans, LA                       70112
       (Address of principal executive offices)    (Zip/Postal Code)


                                 (504) 524-5425
                               (Telephone Number)

           Securities registered pursuant to Section 12(b) of the Act:

         Title of each class         Name of each exchange on which registered

              None                                    N/A

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $0.0001
                                (Title of Class)


    Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    State issuer's revenues for its most recent fiscal year: $0

    Aggregate market value of the Registrant's Common Stock held by non-affiliates as of March 31, 2003 was approximately $70,102. The number of shares of the Registrant's Common Stock outstanding as of June 30, 2003 was 45,130,000.

    Transitional Small Business Disclosure Format: Yes / /  No /X/

             TABLE OF CONTENTS                                            Page

             Part I.

Item 1.      Description of Business                                        3

Item 2.      Description of Property                                        7

Item 3.      Legal Proceedings                                              7

Item 4.      Submission of Matters to a Vote of Security Holders            7

             Part II.

Item 5.      Market for Common Equity and Related Shareholder Matters       7

Item 6.      Management's Discussion and Analysis                           11

Item 7.      Financial Statements                                           18

Item 8.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                         33

             Part III

Item 9.      Directors, Executive Officers, Promoters and Control
             Persons; Compliance With Section 16(a) of the Exchange Act     33

Item 10.     Executive Compensation                                         34

Item 11.     Security Ownership of Certain Beneficial Owners and Management 35

Item 12.     Certain Relationships and Related Transactions                 37

Item 13.     Exhibits List and Reports on Form 8-K                          40

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


PART I.

Item 1. DESCRIPTION OF BUSINESS


Overview

    E-City has been operating as a computer mapping company. Computer mapping uses digital versions of maps to produce maps on computer, which may be viewed on cd-rom or over the internet or which may in turn be developed into digitally produced paper maps for publication and sale. Some computer mapping technology allows users to interact with the maps in limited ways, allowing them to zoom in closer or farther away from a particular object or section of the map using functions contained on the computer map. Users can also customize some computer maps to their preferences, specifying scale, how roads are identified, or other features, such as color. E-City has produced a style of computer mapping which includes drawings of buildings, features and landscapes on to the computer map of streets and cities. These buildings and landmarks are easy to recognize and facilitate the ability of drivers, pedestrians or tourists to orient themselves and navigate a particular urban area. E-City has produced these computer maps for eight major US cities, 4 Canadian cities as well as Munich, Germany. In general, the computer mapping industry has focused on developing maps that depict streets and intersections without buildings or landmarks, or with only a symbol indicating a building or landmark. E-City has taken the approach that consumers would desire a city view that contains certain building and landmark information in a way that is easy to recognize. The computer mapping industry is a fairly new industry. Most computer maps are viewed on a free-of-charge basis to consumers visiting websites or requesting driving directions on the internet. These maps are developed and paid for generally either by websites who charge a fee to advertisers to show advertisements to consumers who are looking for maps or by businesses operating a website on the internet who pay computer mapping providers to provide location and direction maps to visitors to their corporate sites.

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

E-City's principal products and services

  Historically, E-City has had one service and one product that it has provided. The service which E-City has provided was the development of computer maps for major metropolitan areas that have been developed for a customer and then provided to that customer over the internet and on cd-rom. E-City has had four such contracts with various customers for the development of cities in major metropolitan areas. E-City has had the capability of developing more cities for individual customers on a contract basis, provided such a customer were to contact E-City directly and provide the financing for such a project in advance of development. E-City is not actively seeking new customers for this map development service, as it does not have the resources to conduct active sales or marketing efforts. E-City is uncertain how it will attract new customers in the future. E-City is not certain how it would provide any services to customers in the future, given its current funding situation and lack of human resources and equipment.

    In addition to the custom computer map development services described above, E-City has one product that consists of a computerized taxi dispatch system. This system was designed to be licensed to taxi cab companies through the use of distributors. E-City had one such distributor, Fog City Taxi. E-City was unable to continue to support this product due to a lack of funding. In addition, Fog City Taxi did not make the payments that were required to be made under the License Agreement entered into between E-City and Fog City Taxi on December 13, 2001.


    E-City is not currently engaged in any sales or marketing efforts to find customers. As E-City does not currently offer any products or services, it is uncertain how it would price such products or services. In the current financing situation, it is unlikely that E-City will be able to sell any products or services.


Distribution and marketing methods

   Presently, no one other than Fog City Taxi is actively distributing E-City products or services. E-City has no products or services that are currently being offered.

Status of products and services

    Due to funding constraints, E-City is not able to pursue customers of its computer mapping services. E-City has offered its Taxi Dispatch product through its distributor, Fog City Taxi. E-City had planned a number of products in development in 2001 and 2002. These products included a paper map product, a wireless product, an in vehicle navigation product and a 3d Health Map product. The wireless and in vehicle navigation map product and health map are substantially complete, though E-City lacks the human or financial capital to finish, supply or support these products. E-City currently has no customers for these specialized mapping services. E-City mapping services also exist in a paper map format. E-City had one customer for its paper mapping services. No other products or additional services are planned for development in 2003 due to E-City's current liquidity situation. Should E-City's cash position improve, E-City may reevaluate new product or service opportunities as presented. E-City also has the ability to license its already developed custom mapping services on an individual license basis, though it lacks the resources to engage in such licensing presently.


Revenues

     Historically, all of E-City's revenues have been derived from its distributors and its customer Cityscape.com. 100% of E-City's revenues have been derived from sales of its computer mapping services and its taxi dispatch product. E-City anticipates that there will be no future revenue unless E-City's financing situation should improve, due to its current inability to pursue, market, support and distribute its computer mapping services or products. Until E-City's funding situation improves, E-City does not anticipate any revenues.


Competitive conditions, competitive position and methods of competition

    The computer mapping market in which we have competed is relatively new and the services which we have offered are highly specialized. While competition exists for most of our service offerings, the number of companies with which we compete is relatively small.

    As we are not currently offering products or services, and have not determined what products or services we might offer were our financial situation to improve, we are uncertain about the competitive climate surrounding E-City.


    Our Taxi Dispatch product competes against a number of highly sophisticated taxi dispatch technologies. Our main competitor, DDS, supplies very expensive and elaborate systems for use by very large taxi companies. Rather than compete against DDS and other large taxi dispatch software companies, our focus has been on the smaller independent taxi organizations. We believe that the small taxi dispatch market is highly fragmented and we are not aware of any large competitor that specifically addresses this market. As we are uncertain about the status of Fog City's sales of our Taxi Dispatch product and due to our precarious financial situation, we are uncertain if our product is competitive at all with other taxi dispatch solutions.

Dependence on one customer

   We do not currently have any customers or any revenue. Historically, we have been heavily dependent on our customer, Cityscape.com, Inc., for a large portion of our sales. We have had two distributors in the past, neither of whom is distributing products for us presently. As we have entered into a settlement agreement on May 23, 2003 with Cityscape which included a mutual release and a release of payments due us, we will not be receiving any additional revenue from Cityscape. We have no expectation of receipt of any payments from any previous customers.


Research and development

    E-City has not made an investment to date in research and development. E-City has developed its computer mapping process and its Taxi Dispatch product as part of the execution of its obligations under agreements with its various customers. To the extent that the development of E-City's mapping process and related specialty services, such as 3d Car Map, 3d Health Map, and Taxi Dispatch qualifies as research and development, 100% of the development of its products and services was borne by E-City's customers. Butterfly Software, E-City's subsidiary, spent $0 and $38,706 on research and development during 2003 and 2002 respectively.


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

Employees and consultants

    As of March 31, 2003, we had 1 part time employee and two consultants. Our employee is not subject to a collective bargaining agreement. We do not have any written employment agreements with our employee. We believe that our relations with our employee and consultants are good.

Item 2. DESCRIPTION OF PROPERTY

    Our headquarters have relocated to located in New Orleans, LA and consist of approximately 600 square feet. This facility is rented on a month-to-month basis with no lease agreement. We believe that these existing facilities are adequate to meet our current, foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms.


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



Fiscal year ending March 31, 2003:                             High       Low

First Quarter                                                  $0.36     $0.04
Second Quarter                                                 $0.10     $0.01
Third Quarter                                                  $0.01     $0.005
Fourth Quarter                                                 $0.005    $0.01


Fiscal year ending March 31, 2002:                             High       Low


Second Quarter *(from August 16, 2001)                         $5.00     $5.00
Third Quarter                                                  $7.92     $2.30
Fourth Quarter                                                 $3.42     $0.31

*Prior to this time there was no public market for our stock.

   We have never paid cash dividends and do not plan to do so in the foreseeable future. According to the records of our transfer agent, at March 31, 2003, there were approximately 64 stockholders of record of our common stock.


     As of March 31, 2003, there are no options outstanding to purchase shares of our common stock and no options to purchase our common stock that are authorized and available for grant. We have 3,771,340 shares that were eligible for sale under Rule 144 on August 9, 2001. We have 50,000 shares that were eligible for sale under Rule 144 on August 15, 2001. We have 6,108,660 shares of common stock that were registered under the Securities Act on form SB-2. This registration statement became effective on May 4, 2001. We have 130,000 shares that were eligible for sale under Rule 144 on January 25, 2003. We have 70,000 shares that were eligible for sale under Rule 144 on January 31, 2003.

     According to our transfer agent, as of March 31, 2003, there were approximately 64 holders of record of our shares of common stock. No dividends have been paid on our common stock to date, and we have no plans to pay dividends on our common stock in the foreseeable future.


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

    These shares were issued to existing shareholders of the company. A total of 9 offers concerning the securities were made during the period of the offering. There was no general solicitation, public announcement, advertisement or general offering of the securities. All of the offers were made to current shareholders of the company. These 9 offers resulted in sales 200,000 shares to 9 shareholders of record. Of the 9 sales that took place, 5 sales were made to unaccredited, non-affiliate investors. Each individual investor, whether accredited, unaccredited, affiliated or unaffiliated was provided with the following information: (i) the information required to be furnished in Part I of Form SB-2 under the Securities Act; (ii) the information required by Item 310 of Regulation S-B; (iii) the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the issuer possesses or can acquire without unreasonable effort or expense that is necessary to verify the accuracy of any information furnished in connection with the offering; (iv) written disclosure regarding the limitations and restrictions on resale of the securities.


     Between May 12, 2000 and August 1, 2000, the registrant sold 9,830,000 shares of common stock. There was no public offering of the shares. The duration of the offering period was May 12, 2000 to August 1, 2000 at a price per share of par value of $0.0001 per share, for total offering proceeds to the company of $491.50. These issuances are exempt from registration under the Securities Act in accordance with Regulation D, Rule 505. These shares were issued to officers, directors and affiliates of the company, as well as a limited number of donees of officer and director Anis Jessa. A total of 51 offers concerning the securities were made during the period of the offering. There was no general solicitation, public announcement, advertisement or general offering of the securities. All of the offers were made to acquaintances and business associates of the officers and directors of the company. These 51 offers resulted in sales of 9,830,000 shares to 50 shareholders of record. Of the 50 sales that took place, 30 sales were made to unaccredited, non-affiliate investors. Each individual investor, whether accredited, unaccredited, affiliated or unaffiliated was provided with the following information: (i) the information required to be furnished in Part I of Form SB-2 under the Securities Act; (ii) the information required by Item 310 of Regulation S-B; (iii) the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the issuer possesses or can acquire without unreasonable effort or expense that is necessary to verify the accuracy of any information furnished in connection with the offering; (iv) written disclosure regarding the limitations and restrictions on resale of the securities.

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


Overview

   We currently have no full-time employees, one part time employee, two consultants, less than $1000 in cash, no customers and no current prospects for customers or financing. Although we have historically been in the business of supplying computer mapping services and products, sales and support of such products and services is currently impossible due to our resource situation.

   Our only present prospect for revenue is the uncompensated efforts of our chief executive officer, William Robinson. We have entered into a strategic license agreement to explore the uses of E-City's 3D mapping technology in the On Alert GDS technology from a party related to William Robinson, On Alert Systems, Inc., a Nevada corporation. Although Mr. Robinson has some familiarity with this technology, we have not determined to what extent existing E-City mapping technology may compliment the gunshot detection technology. As we have no resources to pursue customers for this technology, any customers would have to be located through the personal efforts of Mr. Robinson. Mr. Robinson may also attempt to locate customers for some of E-City's developed computer mapping products. Even if Mr. Robinson were able to locate customers for either of these products, we would require financing and human resources in order to be able to support and develop these products.

    We intend over the next 12 months to focus on increasing our cash position by means of a combination of the following: (i) the sale of equity or debt securities in the company; and (ii) sales of our existing computer mapping products or gunshot detection product through direct sales negotiated primarily by our chief executive officer, William Robinson. If we are unsuccessful in improving our cash position by a combination of these methods to a level sufficient to fund our continued operations, we will seek a sale of corporate assets. We have not established a timeframe in which such a decision would be made. We have no specific entities with whom we are in acquisition discussions, nor can we be certain that any of these methods will be successful in improving our cash situation. We believe that our corporate assets, as they currently exist, without additional customers or product development, will be very difficult to liquidate and of uncertain value.

   Due to our present cash situation, we have substantially curtailed our plans for growth over the next 12 months. We have no plans to hire any full time staff or any additional staff unless our financing situation improved. We have also cancelled our plans to improve our direct sales capabilities. At present, our only prospects for revenue lie in the sale of our assets or the personal, direct sales efforts of chief executive officer, William Robinson. We have no plans to develop any additional products or services until our cash position improves.

Results of operations for the years ended March 31, 2003 and 2002.


    Revenues for the year ended March 31, 2003 were $0. Although E-City had a number of prospective customers from April, 2002 until July of 2002, we were unable to successfully negotiate or enter into licensing transactions with these prospective customers due to our financial instability. As we were unable to secure such customers, our financial instability worsened and we effectively ceased operations in August 2002.

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

    Historically, E-City's revenues have come from a combination of sources, including the sale of 10 interactive maps of North American cities to Cityscape, a related party. E-City does not anticipate receiving any revenue in the future except through the direct sales efforts of chief executive officer William Robinson or until the financing situation otherwise improves and E-City has the resources to begin offering computer mapping products and services or gunshot detection technology for sale.

   There were no revenues received during the period ended March 31, 2003. Every effort was made during the period to contain costs, including a reduction in the staff, the elimination of E-City's Vancouver facility, in the deferral of payments to service providers. However, a relatively long sales cycle in computer mapping services, combined with a worsening economic climate for our customers and our financial instability and lack of a well-financed sales and marketing effort, resulted in our failure to close any sales during the period. Although we had several projects in negotiation during the period, we were unable to successfully compete for these contracts.

    Currently E-City has no revenue and no signed contracts that we beleive would produce revenue and no immediate prospects for any revenue. E-City anticipates that its future revenue will come from the direct sales efforts of chief executive officer William Robinson or until the financing situation otherwise improves and E-City has the resources to begin offering computer mapping products and services or gunshot detection technology for sale.

 Cost of revenue. Cost of revenues were $0 for the year ended March 31, 2003 and $454,469 for the year ended March 31, 2002. Cost of revenues decreased for the current year as we were unsuccessful in generating any sales.

Operating Expenses

    Sales and marketing. Sales and marketing expenses were $50,684 for the year ended March 31,2003 and $224,323 for the year ended March 31, 2002. Sales and marketing expenses decreased for the year ended March 31, 2003 compared to the comparable fiscal 2002 period due to the cut back in all sales and marketing activities. We expect no sales and marketing expenses over the remainder of the year unless our financial condition improves.


    General and administrative expenses are comprised primarily of expenses related to the support and maintenance of our software development team. Other costs include consulting fees, accounting services and filing fees.

    General and administrative expenses for the year ended March 31, 2003 were $166,147 a decrease of $293,983 over the same period in the previous year. This decrease is a result of the elimination of all software development personnel as of July 1, 2002, the closing of our Vancouver facility and corresponding reductions in office expenses as well as legal and professional fees. We expect general and administrative expenses to decrease substantially over the previous year if E-City is unsuccessful in increasing its sales of computer mapping services by distributors or through direct sales.

    E-City has not made an investment to date in research and development. E-City has developed its computer mapping process and its Taxi Dispatch product as part of the execution of its obligations under agreements with its various customers. Butterfly Software, E-City's subsidiary, spent $0 and $38,706 on research and development during 2003 and 2002 respectively. Research and development expenses were not incurred during the fiscal year ended March 31, 2003, due to funding constraints.


Financial Condition

    For the year ended March 31, 2003 E-City had net losses of $507,934 while for year ended March 31, 2002 E-City had net income of $31,102. Also, for the year ended March 31, 2003 the company had a working capital deficit of $98,932 while for year ended March 31, 2002 the company had a working capital surplus of $310,971.

     E-City's current financial condition makes it impossible to continue normal operations. E-City does not have sufficient cash to continue to operate, other than to maintain its website. It has no cash available to pay employee salaries or to service its accounts payable or other obligations. The company has limited prospects for new revenues from sales due to its lack of cash resources for sales or operations. Although the company has sufficient accounts receivable to substantially improve our financial condition, we do not beleive that these accounts receivable are collectible. There can be no assurance that E-City will develop any new customers, or that its pricing arrangement with such customers, if located, will be sufficient to provide E-City with the financial resources necessary to commence or continue operation.

    We sold a license of our Taxi Dispatch software and completed delivery as scheduled. Subsequent to delivery of the final product, our resale partner, Fog City Taxi, made suggestions for product enhancements that would greatly increase the power of Taxi Dispatch and would be relatively inexpensive. Fog City agreed to delay the launch of their retail sales efforts until these enhancements were completed. As E-City did not wish to penalize Fog City for agreeing to delay retail sales, the company extended the period provided by their license agreement to provide for full-payment within 90 days of anticipated completion of the enhanced product. E-City completed the necessary enhancements in June 2002. E-City has received $125,000 to date in payments from Fog City Taxi. Management has serious concerns about the collect ability of the balance owing from Fog City Taxi. E-City has been unsuccessful to date in receiving assurances from Fog City Taxi regarding future payment and has been unable to gather any further information on the current financial condition of Fog City Taxi. As a result, management has decided to write-off $375,000 of the Fog City Taxi receivable.

    The company is in a very tenuous cash position going forward. There can be no assurance that E-City will develop any customers or add any distributors, or that its pricing arrangement with such customers or distributors, if located, will be sufficient to provide E-City with the financial resources necessary to continue operation.

Liquidity and capital resources

    Our cash situation is critical. Without additional cash received from new product sales or financing proceeds, we will not be able to maintain our operations.

    We have traditionally been able to finance our growth primarily through funds generated from operations. However, for the year ended March 31, 2003, net cash used by operating activities was $8,909. As of March 31, 2003, we had cash and cash equivalents of $174.


    The company had a negative change in cash of $13,223 for the year ended March 31, 2003. The principal sources of cash were an increase in write off of accounts receivable in the amount of $402,711, an increase in accounts receivable of $67,363, a decrease in contract work in progress of $35,600 an increase in accounts payable and accrued expenses of $58,389 and an increase in depreciation and amortization of $31,323. The principal uses of cash were a net loss of $261,151, a increase in forgiveness of debt of $72,074, a decrease in deferred revenue of $2,250 and payments of long-term debt of $3,841.


    For the year ended March 31, 2003 and 2002, the company had no contract work in progress. Contract work in progress represents the costs to produce the interactive city guides and is accumulated as an asset and recorded as costs of goods sold when revenue is recognized. Management has elected to include into work in progress a portion of general and administrative costs based on a reasonable usage for the direct production of the interactive city guides. Other direct costs are included at 100% until the revenue is recognized.

    Contract work in progress for projects that are not expected to be included in costs of good sold during the twelve months following the balance sheet date are recorded as long-term costs in the "other assets" section of the balance sheet. Contract work in progress that is expected to be recorded as costs of sales within the next twelve months is included in current assets. As of March 31, 2002, E-City had $35,470 remaining in software development costs representing 50 AirPortal Maps that were built during the year for resale and/or licensing and have been recorded as part of E-City's other assets. As of March 31, 2003 all remaining software development costs have been expensed.

    We believe that our current cash balances, including cash and cash equivalents, are insufficient to meet our working capital and capital expenditure requirements. We have exhausted all of our working capital. We have curtailed our operations to an absolute minimum, closing our Vancouver office and reducing our staff to 1 part time employee and 2 consultants. We are unable to pay any employees a salary and have reduced our present sales capability to the maintenance of our website and to responses to customer inquiries. We do not believe that the liquidity situation will improve without some form of financing taking place or being approached by a customer willing to finance further computer map development.

    We need to secure additional cash as soon as possible. We may seek to sell additional equity or debt securities or to obtain a credit facility; however, at the present time, we have not entered into any arrangements or understandings with respect to any such financings. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in operating covenants that would restrict its operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

    As of March 31, 2003 our principal commitments consisted of our obligations outstanding under accrued expenses and accounts payable as well as accrued income taxes. We have no material commitments for capital expenditures.
We expect no significant capital expenditures or lease commitments for the next year.


     E-City's short-term prospects are minimal. Management has substantial doubt about its ability to maintain even the presently minimal level of operations should the liquidity situation not improve. Without raising any additional cash or being approached by a customer willing to finance further computer map development, E-City's short-term and long-term prospects for growth are minimal.

Cash requirements

    Presently, without additional cash, we will not be able to continue operations. We have exhausted all of our working capital. Our continued operation is therefore dependent upon our ability to secure additional cash.
We need to raise additional funds as soon as practicable, through new product or service sales or through the sale of equity or debt securities in the company. We presently have no arrangements or understandings with any investors or potential investors with respect to an investment in E-City. We have not decided at what price or under what terms we will raise such additional funds. The factors that we will utilize in making such a decision include, our success in developing new customers or strategic partners for E-City, the market valuation of our competitors, the availability of investments generally for development stage start-up companies and the feedback that we receive from potential investors. We intend to target potential customers and potential strategic partners as possible investors in E-City, though we have not received any indications of interest so far. E-City has identified acquaintances of our officers and directors who are interested in providing debt or equity financing for E-City. E-City has not reached any terms with such prospective investors in which such financing would be forthcoming.



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

Plant and equipment

    We currently have an office in New Orleans, LA. We believe our currently available space should be sufficient for our needs for the next twelve months.

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

Item 7. FINANCIAL STATEMENTS







                              E-CITY SOFTWARE, INC.
                                 AND SUBSIDIARY








               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS








                             March 31, 2003 and 2002

                              E-CITY SOFTWARE, INC.
                                 AND SUBSIDIARY



                                TABLE OF CONTENTS



                                                                            Page

Report of Independent Certified Public Accountants                           20

Consolidated Financial Statements:

   Consolidated Balance Sheets - March 31, 2003 and 2002                     21

   Consolidated Statements of Operations for the Years ended
   March 31, 2003 and 2002                                                   22

   Consolidated Statements of Stockholders' Equity for
   the Years Ended March 31, 2003 and March 31, 2002                         23

   Consolidated Statements of Cash Flows for the Years Ended
   March 31, 2003 and 2002                                                   24

Notes to Consolidated Financial Statements                                   25

       HANSEN, BARNETT & MAXWELL               Member of AICPA Division of Firms
A Professional Corporation Member of SECPS            Member of SECPS

      CERTIFIED PUBLIC ACCOUNTANTS
       5 Triad Center, Suite 750
     Salt Lake City, UT 84180-1128
        Phone: (801) 532-2200
         Fax: (801) 532-7944
           www.hbmcpas.com







               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders
E-City Software, Inc. and Subsidiary


We have audited the accompanying balance sheets of E-City Software, Inc. and subsidiary as of March 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E-City Software, Inc. and subsidiary as of March 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's working capital deficit and lack of revenues over the last year raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not included any adjustments that might result from the outcome of this uncertainty.



                                                HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
July 2, 2003

                      E-CITY SOFTWARE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2003 and 2002

                           CONSOLIDATED BALANCE SHEETS

                                                                      March 31,                 March 31,
                                                                        2003                       2002
                                                                      ----------                 -----------
                             ASSETS

Current assets:
  Cash and cash equivalents.....................................      $     174                   $  13,397
  Accounts receivable...........................................              -                     451,925
  Related parties notes receivable..............................              -                      85,000
  Related party advances........................................              -                       7,007
  Prepaid expenses & other current assets.......................              -                      10,023
  Income taxes receivable                                                53,217                           -
                                                                      ---------                   ---------
       Total current assets.....................................         53,391                     567,352

Property and equipment, net.....................................         17,629                      67,205
Accounts Receivable - Long Term                                               -                      26,216
Other Assets, Net Amortization of $0 and $24,944, respectively                -                      35,152
                                                                      ---------                   ---------
Total assets....................................................     $   71,020                   $ 695,925
                                                                      =========                   =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................................      $  77,927                   $ 103,575
  Accrued expenses..............................................         68,407                     140,201
  Related party advances........................................              -                         632
  Deferred revenue..............................................              -                       2,250
  Accrued income taxes..........................................          5,989                       5,989
  Capital lease obligations, current portion....................              -                       3,734
                                                                      ---------                   ---------
       Total current liabilities................................        152,323                     256,381

Capital lease obligations, net of current portion...............              -                       6,419
Accrued Liabilities - Long-Term                                               -                       7,865
                                                                      ---------                   ---------
Total Liabilities...............................................        152,323                     270,665

Stockholder's equity:
  Common stock, $0.0001 par value, 50,000,000 shares............
  authorized, 10,130,000 shares issued and outstanding..........          1,013                       1,013
Additional paid in capital                                              323,485                     323,485
Retained earnings...............................................       (391,825)                    116,109
Accumulated other comprehensive income (loss)...................        (13,976)                    (15,347)
                                                                       ---------                  ---------
       Total Stockholder's equity                                       (81,303)                    425,260
                                                                      ---------                   ---------
       Total liabilities and stockholders' equity...............     $   71,020                   $ 695,925
                                                                      =========                   =========



                      E-CITY SOFTWARE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002



                                                                                                      2003             2002
                                                                                             -------------    -------------

Sales                                                                                        $           -    $   1,607,774

Cost of Goods Sold                                                                                       -          454,469
                                                                                             -------------    -------------

      Gross Profit                                                                                       -        1,153,305

Operating Expenses
      General and administrative expenses                                                          166,147          460,130
      Sales and marketing expenses                                                                  50,684          224,323
      Research and development                                                                           -           38,706
      Write-off of related party accounts receivable                                                 8,067          400,000
      Write-off of accounts receivable                                                             402,711                -
                                                                                             -------------    -------------

            Total Operating Expenses                                                               627,609        1,123,159
                                                                                             -------------    -------------

Income (Loss) from Operations                                                                     (627,609)          30,146

Other Income (Loss)
      Interest income                                                                                3,400            5,057
      Gain (loss) on foreign currency exchange                                                      (1,538)           1,888
      Loss on asset disposition                                                                     (7,478)               -
      Gain on forgiveness of debt                                                                   72,074                -
                                                                                             -------------    --------------

            Net Other Income (Loss)                                                                 66,458            6,945
                                                                                             -------------    --------------

Income (Loss) Before Provision
   For Income Taxes                                                                               (561,151)          37,091

(Provision For) Benefit From Income Taxes                                                           53,217           (5,989)
                                                                                             -------------    --------------

Net Income (Loss)                                                                            $    (507,934)   $      31,102
                                                                                             =============    =============

Basic And Diluted Income (Loss)
   Per Common Share                                                                          $       (0.05)   $           -
                                                                                             =============    =============

Weighted Average Shares Outstanding                                                             10,130,000        9,964,466
                                                                                             =============    =============


The accompanying notes are an integral part of these consolidated financial statements




                      E-CITY SOFTWARE, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

                                                                                         Accumulated
                                                                            Retained           Other
                                      Common Stock          Paid in         Earnings   Comprehensive     Total
                                  Shares       Amount       Capital         (Deficit)   Income (Loss)    Equity


Balance - March 31, 2001       9,930,000   $      993     $      -    $       85,007   $ (16,945)   $   69,055

Shares issued for advances
  payable and interest           200,000           20      323,485                 -            -      323,505
Net income                             -            -            -            31,102            -       31,102
Translation adjustments                -            -            -                 -        1,598        1,598
                                                                                                       -------
Comprehensive Income                   -            -            -                 -            -       32,700
                              ----------    ---------   ----------     -------------    ---------    ---------

Balance - March 31, 2002      10,130,000   $    1,013  $   323,485    $      116,109   $  (15,347)  $  425,260

Net income                             -            -            -          (507,934)           -     (507,934)
Translation adjustments                -            -            -                 -        1,371        1,371

Comprehensive Income                   -            -            -                 -            -     (506,563)
                              ----------   ----------  -----------    --------------   ----------   ----------
Balance - March 31, 2003      10,130,000   $    1,013  $   323,485    $     (391,825)  $  (13,976)  $  (81,303)
                              ==========   ==========  ===========    ==============   ==========   ==========



The accompanying notes are an integral part of these consolidated financial statements



                      E-CITY SOFTWARE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002


                                                                                                      2003             2002
                                                                                             -------------     ------------
Cash Flows From Operating Activities
      Net income                                                                             $    (507,934)   $      31,102
      Foreign exchange (gain) loss                                                                   1,538           (1,888)
      Depreciation and amortization                                                                 31,323           67,143
      Loss on asset disposition                                                                      7,478                -
      Gain on forgiveness of debt                                                                  (72,074)               -
      Deferred income tax provision                                                                      -           19,421
      Write-off of related party receivable                                                        402,711                -
      Write-off of accounts receivable                                                               8,067          400,000
Changes in current assets and liabilities:
            Accounts receivable                                                                     67,363         (768,334)
            Related party advances receivable                                                        4,407          (18,768)
            Contract work in progress                                                               35,600          133,252
            Prepaid expenses and other current assets                                               10,322             (822)
            Income taxes receivable                                                                (53,217)               -
            Accounts payable and accrued expenses                                                   58,389          185,855
            Related party advances payable                                                            (632)         (16,559)
            Accrued income taxes                                                                         -          (58,266)
            Deferred revenue                                                                        (2,250)         (22,750)
                                                                                             --------------     ------------

       Net Cash Provided by (Used in) Operating Activities                                          (8,909)         (50,614)
                                                                                               ------------     ------------

Cash Flows From Investing Activities
      Purchase of property and equipment                                                                 -             (495)
                                                                                              -------------     ------------

            Net Cash (Used in) Investing Activities                                                      -             (495)
                                                                                              -------------     ------------

Cash Flows From Financing Activities
      Principal payments of long-term debt                                                          (3,841)          (3,533)
      Borrowings under long-term debt                                                                    -           20,000
      Proceeds from stock issuances                                                                      -                -
                                                                                             -------------    --------------

       Net Cash Provided by Financing Activities                                                    (3,841)          16,467
                                                                                             -------------    --------------

       Effect of Exchange Rate Changes on Cash                                                        (473)           7,749
                                                                                             -------------    --------------

Net Increase (Decrease) in Cash and Cash Equivalents                                               (13,223)         (26,893)

Cash and Cash Equivalents at Beginning of Year                                                      13,397           40,290
                                                                                             -------------    -------------

Cash and Cash Equivalents at End of Year                                                     $         174    $      13,397
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

Principles of Consolidation -- The accompanying consolidated financial statements include the accounts of E-City Software, Inc. and it's wholly owned subsidiary. Inter-company transactions and accounts have been eliminated in consolidation.

Business Condition -- Our only present prospect for revenue is the uncompensated efforts of our chief executive officer, William Robinson. We have entered into a strategic licensed agreement to explore the uses of E-City's 3 D mapping technology in the On Alert GDS, technology from a party related to Mr. Robinson, On Alert Systems, Inc., a Nevada corporation. Although Mr. Robinson has some familiarity with this technology, we have not determined to what extent existing E-City mapping technology may compliment the gunshot detection technology. We intend over the next 12 months to focus on increasing our cash position by means of a combination of the following: (i) the sale of equity or debt securities in the company; and (ii) sales of our existing computer mapping products through direct sales negotiated primarily by our chief executive officer, William Robinson. No assurances can be given that the Company will be successful in deriving cash flows and revenues from any of the above methods.

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles in The United States of America requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

Software Revenue -- Revenue from licenses of the interactive guides is recognized when delivery is complete, and no significant obligations remain unfulfilled by the Company and when collection of any remaining receivable is probable. Payments collected prior to revenue recognition are accounted for as deferred revenue.

Contract Work In Progress -- In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Subsequent costs to produce the interactive guides are accumulated as an asset, "contract work in progress", and recorded as costs of goods sold when revenue is recognized. Contract work in progress for projects that are not expected to be included in costs of goods sold during the twelve months following the balance sheet date are recorded as long-term costs in the "other assets" section of the balance sheet. Contract work in progress that is expected to be recorded as costs of sales within the next twelve months is included in current assets. As of March 31, 2002 all projects for which costs have been incurred are expected to be completed within twelve months and, accordingly, contract work in progress is included in current assets. There were no projects in process as of March 31, 2003.

During the year ended March 31, 2002, the Company developed software that the Company intends to sell or license. In accordance with ("SFAS") No. 86, the Company capitalized these costs and amortized them over a one year period. As of March 31, 2002, capitalized costs associated with this software were $34,570 net accumulated amortization of $24,691. Amortization expense for the year ended March 30, 2002 was $24,691. There were no capitalized costs at March 31, 2003.

Major Customers -- During the year ended March 31, 2002 revenues from two customers amounted to $950,000 and $500,000, respectively. As of March 31, 2002, 5% and 75% of accounts receivable related to these customers, respectively. There were no revenues or receivables for the year ended and as of March 31, 2003.

During December 2001 the Company sold a license of its taxi dispatch product to Fog City Taxi, Inc. Under the terms of the agreement the customer paid $100,000 prior to December 31, 2001 with the remaining $400,000 due prior to March 31, 2002. In April 2002 the Company amended the agreement, which extended the due date until September 30, 2002. As of March 31, 2003 amounts due from this customer were considered impaired and all amounts have been written off.

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

Property and Equipment -- Property and equipment is reported at cost. Minor repairs, enhancements, and maintenance costs are expensed when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended March 31, 2003 and 2002 was $31,323 and $43,238, respectively. Major categories of property and equipment and estimated useful lives are as follows:

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

Basic and Diluted Net Income Per Share -- Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share. There were no potentially issuable shares at March 31, 2003 and 2002.

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

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Cash Flow Information -- During the years ended March 31, 2003 and 2002, the Company paid $2,555 and $2,801, respectively, for interest. Additionally, during the year ended March 31, 2002 the Company paid $53,255 for income taxes.

Non-cash Investing and Financing Activities -- During 2002, the Company converted $320,000 of advances/notes and $3,505 interest into 200,000 shares of common stock.

At March 31, 2003, the Company offset $87,600 of receivables from the president of the Company with $87,600 of payables to the same individual.

NOTE 3 - RELATED PARTY TRANSACTIONS AND BALANCES

The Company entered in to an agreement in September 1999 with Cityscape.com, a related party to develop ten interactive city guides for a total contract price of $2,000,000. Certain stockholders in Cityscape own a small minority interest in the Company. Also, an officer of the company previously owned stock in Cityscape. As of March 31, 2002 the Company completed and delivered five city guides and recognized $950,000 of revenue upon completion. As of March 31, 2002 the Company delivered all ten interactive city guides under the contract and recorded all revenues associated with that contract. As of March 31, 2002 the Company does not have any other obligations to this related party for services or products. At March 31, 2002 the Company determined that the receivable had been impaired due to the lack of operating capital of this related party. Thus at March 31, 2002 the Company wrote off $400,000 of the receivable from this related party. As of March 31, 2003, all amounts left owing to the Company from Cityscape were considered uncollectable and written off.

During the year ended March 31, 2002 the Company advanced $85,000 to the president of the Company. At March 31, 2003 the Company offset this receivable with $85,000 owed this individual.

As of March 31, 2003 and 2002 the Company had unreimbursed advances receivable of $0 and $7,007 from officers and employees of the Company.

During the year ended March 31, 2002, the Company paid $2,466 to a related company through common management for rent. As of March 31, 2003 and 2002, amounts due to this related company were $0 and $632, respectively.

Prior to March 31, 2002, various related individuals advanced a total of $320,000 to the Company. During the year ended March 31, 2002, these advances/notes totaling $320,000 and accrued interest of $3,505 were converted into 200,000 shares of common stock.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Obligations under Capital Leases -- During 2000, the Company entered a capital lease agreement for a vehicle. The lease is for 48 months with a minimum monthly payment of $401. During the year ended March 31, 2003, the vehicle was returned to the dealer and the net asset and the remaining liabilities were removed from the books. As a result, the Company recognized a gain of $7,060.

Operating Lease Obligations -- On February 29, 2000, the Company entered into a 24-month lease agreement for a vehicle. The lease payment was approximately $458 per month. This lease was terminated in March of 2001. Upon this termination, the Company entered into another 24-month lease agreement for a new vehicle. The monthly payments are approximately $260 and the lease expired in March of 2003.

On March 31, 2000, the Company entered into an agreement to lease office space for monthly payments of $3,198. A yearly escalation allowance is provided in the lease agreement. During the year ended March 31, 2003, the Company cancelled the lease agreement. Rental expense for the years ended March 31, 2003 and 2002 was $14,203 and $41,141, respectively.

Distribution Agreement - On September 12, 2001 the Company entered into an agreement with distributor to jointly market the Company's 3D CityMaps. Under the terms of the agreement the Company is to pay this distributor 30% of sales generated by the distributor. The Commissions are payable upon receipt of payment by the customer. As of March 31, 2002 the Company accrued commissions of $18,007 relating to this contract. Of these commissions $7,865 has been classified as long term as the receivable connected to the commission is under a monthly payment schedule and will be collected in excess of one year. As a result of the write off of the related receivables, the Company is no longer liable for the commission and all commission liabilities have been removed from the books.

NOTE 5 - COMPREHENSIVE LOSS

Comprehensive loss consists of foreign currency translation adjustments as follows:
                                  Before-Tax       Tax                Net-of-Tax
                                  Amount           Benefit            Amount
                                  -----------      -----------        ----------

Other Comprehensive Loss         $ (16,945)                 -         $ (16,945)
As of March 31, 2001

Translation adjustments              1,598                 -              1,598
                                -----------        ----------         ----------

Other Comprehensive Income       $ (15,347)        $       -          $ (15,347)
As of March 31, 2002

Translation adjustments             1,371                  -              1,371
                                -----------        ----------         ----------

Other Comprehensive Income       $ (13,976)        $       -          $ (13,976)
As of March 31, 2003            ===========        ==========         ==========


NOTE 6 - INCOME TAXES

The following presents the components of the net deferred tax asset at March 31, 2003 and 2002:

                                                       March 31,
                                             ----------------------------

                                                2003               2002
                                            ------------        -----------

Benefit of net operating loss carryforward   $ 135,435                  -
Valuation allowance                           (135,435)                 -
                                             ----------         ----------

Net Deferred Tax Asset                       $       -          $       -
                                             ==========         ==========


The valuation allowance decreased $42,293 during the year ended March 31, 2002, and increased by $135,435 during the year ended March 31, 2003.

The following is a reconciliation of the income tax benefit computed at the federal statutory tax rate with the provision for income taxes for the years ended March 31, 2003 and 2002:


                                                         March 31,
                                              --------------------------------
                                              2003                 2002
                                              -----------          -----------

Income tax (benefit) obligation at
statutory rate (16% and 34%)                  $ (210,206)          $   5,816

Deferred tax valuation
allowance change                                 135,435                   -

Carry back of net operating loss                  21,554                   -

Foreign tax credit                                     -                   -

Change in tax rate                                     -                 141

Non-deductible expenses                                -                  32
                                              ----------             --------
Provision for (Benefit from) Income Taxes     $  (53,217)           $  5,989
                                              ==========             ========

NOTE 7 - CONTINGENCIES AND COMMITTMENTS

Litigation - In May 2002 a former employee of the Company filed a suit claiming non-performance under a severance agreement with the Company in King County, Washington District Court. The former employee claimed that the Company owes him $30,000 under a severance agreement and $9,505 in un-reimbursed expenses and legal fees. The employee began his employment with the Company in April 2002 and was terminated in the same month. On October 25, 2002 the company was notified that a judgment was awarded in the amount of $30,000. The Company has filed an order denying motion for attorney fees in this matter. On December 11, 2002 the Company executed a partial settlement agreement whereby computer equipment was transferred resulting in a $7,500 reduction in the amount owing to this former employee.

NOTE 8 - SUBSEQUENT EVENTS

On May 23, 2003, the Company entered into a settlement agreement with Cityscape to release and absolve all parties from any committments generated from a prior software license agreement. As consideration for this agreement, the Company agreed to pay Cityscape $40,000.

On May 23, 2003, the Company entered into a strategic alliance agreement with On Alert Systems, Inc. E-City and On Alert Systems also agreed to cooperate with each other to enhance the mutual possibilities of sales of their combined technology in the gunshot detection and computer mapping markets. As part of this agreement, the Company agreed to sell On Alert Systems 35,000,000 shares of common stock for the payment of the $40,000 liability discussed above to Cityscape.

On May 23, 2003, in connection with the above mentioned agreements, the Company entered into a consulting agreement with the former president of the Company. As consideration for the agreement, the former president will return to the Company 2,149,000 of his personal shares of common stock in his custody or control and the Company will issue him options to purchase 2,417,350 shares of common stock at $0.01 per share. In the event the Company is unable to deliver, issue and register the 2,417,500 options, the former president will be able to reclaim his 2,149,000 shares of common stock.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


Part III.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Executive officers and directors

Our executive officers and directors and their ages, as of March 31, 2003, are as follows:

Executive officers

Anis Jessa - 50 chief executive officer, interim chief financial officer and director. Mr. Jessa resigned as chief executive officer, interim chief financial officer and director on May 23, 2003 and was replaced as chief executive officer, interim chief financial officer and director by William C. Robinson.


All directors of E-City hold office until the next annual meeting of stockholders of E-City or until their successors are elected and qualified.

Executive officers and directors:

Anis Jessa, chief executive officer, interim chief financial officer and director. Mr. Jessa resigned as chief executive officer, interim chief financial officer and director on May 23, 2003 and was replaced as chief executive officer, interim chief financial officer and director by William C. Robinson.

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

    William C. Robinson currently serves as chief executive officer and director for On Alert Systems, Inc., a New Orleans, Louisiana based technology company which has exclusive rights to the On Alert GDS gunshot detection technology, where he has served in that capacity since its inception in March, 2003. Mr. Robinson also serves as chief executive officer and director for Proxity
Digital Networks, Inc., a New Orleans, Louisiana based technology holding company which owns On Alert Systems, Inc. and which also operates web development services and operates on-line game services, where he has served in that capacity since its since April, 2001. From January 2000 until April, 2001, Mr. Robinson provided venture capital and management consulting services to a variety of emerging growth companies from his offices in Tulsa, Oklahoma and New Orleans, Louisiana. From January 1998 until January, 2000, Mr. Robinson served as chief executive officer and director of Revenge Marine, Inc., a Miami, Florida based yacht manufacturer.

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


SECTION 16(a) BENEFICIAL REPORTING COMPLIANCE


     Based upon a review of Forms 3 and 4 furnished to the Registrant pursuant to Rule 16a-3(a) and written representations referred to in Item 405(b) (2)(i) of Regulation S-B, no directors, officers, beneficial owners of more than ten percent of the Registrant's common stock, or any other person subject to Section 16 of the Exchange Act failed for the period from April 1, 2002 through March 31, 2003 to file on a timely basis, the reports required by Section 16(a) of the Exchange Act with the exception of Park Bench, LLC who filed a late Form 5.


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

Summary compensation table

                                               Long-term compensation
        Annual compensation                           awards
        -------------------                    ----------------------


Name,                           Other        Restricted  Securities
principal                       annual       stock       underlying  All other
position  Salary($) Bonus($) compensation($) award(s)($) options(#) compensation


Anis
Jessa     $87,600 (1)    0            0           0            0         0

(1) At March 31, 2003, the Company offset $87,600 of receivables from Anis Jessa with $87,600 of payables owing to Anis Jessa.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2003, by:

o       each named executive officer;

o       each of our directors;

o       all current directors and executive officers as a group; and

o each person or group of affiliated persons who is known by us to own beneficially 5% or more of our common stock;


    Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 31, 2003, are deemed outstanding. These shares, however, are not deemed outstanding for purposes of computing percentage ownership of each other person. As of March 31, 2003, no individual listed in the table below owned any options or warrants to purchase any of our common or preferred stock.

    Except as indicated in the footnotes to this table and as required under applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by them. This table also includes shares owned by a spouse as community property. Percentage of ownership is based on 10,130,000 shares of common stock outstanding on March 31, 2003. Unless otherwise indicated, the address of each of the individuals named below is 1201 First Avenue South, Suite 330, Seattle, WA 98134.

     The following table includes information with respect to the common stock beneficially owned by officers, directors and 5% or greater shareholders as of March 31, 2003. The stockholders provided us the information included in the table below. To our knowledge, each of the stockholders has sole voting and investment power over the shares of common stock listed in the table below.

Name and address of beneficial owner

Executive officers



Title of class    Name and address of    Amount and nature of   Percent of class
                  beneficial owner       beneficial owner


Common          Anis Jessa (1)             1,174,500               11.6
                14213 SE 63rd St.
                Bellevue, WA 98006



Directors


Title of class    Name and address of    Amount and nature of   Percent of class
                  beneficial owner       beneficial owner


Common          Anis Jessa (1)               1,174,500               11.6
                14213 SE 63rd St.
                Bellevue, WA 98006


Directors, executive officers as a group



Title of class    Name and address of    Amount and nature of   Percent of class
                  beneficial owner       beneficial owner


Common           Directors and officers
                 as a group                1,174,500               11.6

Common          Anis Jessa (1)
                14213 SE 63rd St.
                Bellevue, WA 98006         1,174,500               11.6



5% beneficial owners


Title of class  Name and address of     Amount and nature of   Percent of class
                beneficial owner        beneficial owner


Common          Anis Jessa (1)              1,174,500               11.6
                14213 SE 63rd St.
                Bellevue,WA 98006

Common          Shabnam Jessa (2)             974,500                9.6
                14213 SE 63rd St.
                Bellevue,WA 98006

Common          Park Bench, LLC(3)            970,840                9.6
                Principal:
                Patricia Burgmann (4)
                14213 SE 63rd St.
                Bellevue, WA 98006


(1) Mr. Jessa has pledged all of his shares pursuant to the consulting agreement entered into on May 23, 2003 between Anis Jessa and E-City Software, Inc. whereby under certain circumstances Anis Jessa will surrender all of his shares in his custody or control in exchange for the issuance of 2,417,350 of common stock purchase options.
(2) Affiliates of Anis Jessa
(3) Transferees and donees of Anis Jessa
(4) Promoters

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

    Mr. Jessa resigned as chief executive officer, interim chief financial officer and director on May 23, 2003 and was replaced as chief executive officer, interim chief financial officer and director by William C. Robinson. Prior to July, 2000, Mr. Jessa served as the president of Cityscape.com, Inc. and as a director. In July of 2000, Mr. Jessa resigned as an officer and director of Cityscape. Under stock repurchase agreements entered into with other founders of Cityscape, Mr. Jessa was required to sell his holdings in Cityscape to the other founders at par value of $0.0001 per share upon his resignation. While Mr. Jessa was a holder of approximately 35% of the issued and outstanding stock of Cityscape, he presently has no direct or indirect financial or equity interest in Cityscape.

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

    We have derived a substantial proportion of our revenues since inception from one customer, Cityscape.com, Inc., a company Chief Executive Anis Jessa used to own approximately 35% of the issued and outstanding shares. Mr. Jessa also served as a director of Cityscape until July, 2000.

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

Item 13. EXHIBITS LIST AND REPORTS ON FORM 8-K


Exhibits

Exhibit
Number                    Description of Exhibit
--------   --------------------------------------------------------------------
3.1 (a)    Articles of incorporation of the registrant
3.2 (a)    Bylaws of the registrant.
4.1 (a)    Specimen common stock certificate.
10.1 (a)   Form of common stock purchase agreement
10.2 (a) Common stock purchase agreement by and between E-City Software, Inc. and Anis Jessa.
10.3 (a) Common stock purchase agreement by and between E-City Software, Inc. and Salim Devji.
10.4 (a) Common stock purchase agreement by and between E-City Software, Inc. and Robin Moulder.
10.5 (a)   Common stock purchase agreement by and between E-City Software,
           Inc. and Susan Polmar.
10.6 (a) Stock purchase agreement by and between E-City Software, Inc. and Butterfly Software Inc.
10.7 (a)   Software development agreement
10.8 (a)   Software development agreement addendum
10.9 (b)   Cityscape promissory note dated January 15, 2001
10.10 (c)  Agreement between Keller Verlag Gmbh and E-City Software dated
           December 13, 2000
10.11 (b)  Property lease agreement between Butterfly Software Inc. and 343
           Railway Investments Ltd. dated April 30, 1999
10.12 (b)  Property lease agreement between Butterfly Software Inc. and 343
           Railway Investments Ltd. dated April 20, 2000
10.13 (d)  Form of Stock Transfer Agreement between E-City Software, Anis Jessa and Donees of Anis Jessa dated June 1, 2000
10.14 (e)  Master Distribution and Partnership Agreement between E-City Software and Orion Technology Inc. dated September 12, 2001
10.15 (e)  License Agreement by and between E-City Software, Inc. and Fog City
           Taxi, Inc. dated December 13, 2001
10.16 (e)  Form of common stock purchase agreement


(a) Filed previously with the commission in registrant's Filing on Form SB-2 on September 22, 2000.
(b) Filed previously with the commission in registrant's Filing on Form SB-2/A on January 29, 2001.
(c) Filed previously with the commission in registrant's filing on Form SB-2/A on April 19, 2001.
(d) Filed previously with the commission in registrant's filing on Form SB-2/A on May 31, 2001.
(e) Filed previously with the commission in registrant's filing on Form 10KSB on June 28, 2002.


Reports on Form 8-K

The Company filed the following report on Form 8-K on May 27, 2003.


ITEM 5:    OTHER EVENTS

      On May 23, 2003, the Company entered into a settlement agreement with Cityscape.com, Inc., a customer with whom the Company had a dispute, due chiefly to the Company's failure to support the product which the customer had purchased and partially paid for. To settle all matters between the parties and to provide that the Company's remaining customers might have product support, Cityscape has agreed to service the Company's existing customers and to release all claims against E-City for a payment of $40,000 and a release from E-City of any claims that it might have against Cityscape, including payment of any remaining amounts due under the original license agreement between the parties.

      On May 23, 2003, the Company entered into a strategic alliance agreement with On Alert Systems, Inc., a Nevada corporation. The strategic alliance agreement provides that E-City will sell to On Alert and On Alert agrees to buy 35,000,000 common shares of E-City stock in exchange for strategic cooperation, management expertise and a payment of $40,000 to Cityscape.com, Inc., an E-City customer with whom E-City has a commercial dispute. E-City and On Alert also agreed to cooperate with each other to enhance the mutual possibilities of sales of their combined technology in the gunshot detection and computer mapping markets. Although the Parties have not yet decided precisely what form this cooperation will take, they will use their best efforts to reach a mutually beneficial cooperative solution under the agreement.

      In addition, Chief Executive Officer, Sole Director, Principal Accounting Officer, Treasurer and Secretary of the Company, Anis Jessa resigned on May 23, 2003 and appointed William C. Robinson as Chief Executive Officer, Sole Director, Principal Accounting Officer, Treasurer and Secretary of the Company.

      In addition, the Company has entered into a consulting agreement with Mr. Jessa. The terms of Mr. Jessa's consultancy provide that he will surrender 2,149,000 shares of common stock in E-City which will be held in trust to secure his obligations under the consulting agreement. Mr. Jessa will be compensated by 2,471,350 shares of incentive stock options at a price per share of $0.01 under the agreement, subject to his providing the requisite consulting services. The consulting agreement also provides some anti-dilution protection for Mr. Jessa and provides that the corporation agree to pay certain tax liabilities that it owes in a timely fashion and for which Mr. Jessa may be personally liable in the event of non-payment.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              E-City Software, Inc.
                              ---------------------
                                  (Registrant)

                               By: /s/ William C. Robinson
                             ------------------------------
                             William C. Robinson - Chief Executive Officer (Duly Authorized Officer and Principal Financial
                              and Accounting Officer)

                               Date: July 10, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 /s/ William C. Robinson
                                 ------------------------
                               William C. Robinson - Chief Executive Officer
                              (Duly Authorized Officer and Principal Financial
                               and Accounting Officer)

                               Date: July 10, 2003

Index to exhibits

Exhibit
Number                    Description of Exhibit
--------   --------------------------------------------------------------------
3.1 (a)    Articles of incorporation of the registrant
3.2 (a)    Bylaws of the registrant.
4.1 (a)    Specimen common stock certificate.
10.1 (a)   Form of common stock purchase agreement
10.2 (a) Common stock purchase agreement by and between E-City Software, Inc. and Anis Jessa.
10.3 (a) Common stock purchase agreement by and between E-City Software, Inc. and Salim Devji.
10.4 (a) Common stock purchase agreement by and between E-City Software, Inc. and Robin Moulder.
10.5 (a)   Common stock purchase agreement by and between E-City Software,
           Inc. and Susan Polmar.
10.6 (a) Stock purchase agreement by and between E-City Software, Inc. and Butterfly Software Inc.
10.7 (a)   Software development agreement
10.8 (a)   Software development agreement addendum
10.9 (b)   Cityscape promissory note dated January 15, 2001
10.10 (c)  Agreement between Keller Verlag Gmbh and E-City Software dated
           December 13, 2000
10.11 (b)  Property lease agreement between Butterfly Software Inc. and 343
           Railway Investments Ltd. dated April 30, 1999
10.12 (b)  Property lease agreement between Butterfly Software Inc. and 343
           Railway Investments Ltd. dated April 20, 2000
10.13 (d)  Form of Stock Transfer Agreement between E-City Software, Anis Jessa and Donees of Anis Jessa dated June 1, 2000
10.14 (e)  Master Distribution and Partnership Agreement between E-City Software and Orion Technology Inc. dated September 12, 2001
10.15 (e)  License Agreement by and between E-City Software, Inc. and Fog City
           Taxi, Inc. dated December 13, 2001
10.16 (e)  Form of common stock purchase agreement

(a) Filed previously with the commission in registrant's Filing on Form SB-2 on September 22, 2000.
(b) Filed previously with the commission in registrant's Filing on Form SB-2/A on January 29, 2001.
(c) Filed previously with the commission in registrant's filing on Form SB-2/A on April 19, 2001.
(d) Filed previously with the commission in registrant's filing on Form SB-2/A on May 31, 2001.
(e) Filed previously with the commission in registrant's filing on Form 10KSB on June 28, 2002.