Form 10QSB
period 2003-06-30
E CITYSOFTWARE INC
filed 2003-08-14
CIK 1118480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -------------------
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2003

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


                                 (504) 524-5425
                               (Telephone Number)
                              -------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [_]

     There were 45,130,000 shares of the Company's Common Stock, par value $0.0001, outstanding on August 1, 2003.

================================================================================

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION................................................................   3

Item 1        Financial Statements.................................................................   4

              Condensed Consolidated Balance Sheets.................................................  4
              Condensed Consolidated Statements Of Operations.......................................  5
              Condensed Consolidated Statements Of Cash Flows.......................................  6
              Notes To Condensed Consolidated Financial Statements..................................  7

Item 2        Management's Discussion and Analysis of Financial Condition and Results of Operations. 10

Item 3        Controls and Procedures..............................................................  14

PART II       OTHER INFORMATION....................................................................  15

Item 1        Legal Proceedings....................................................................  15

Item 2        Changes in Securities................................................................  15

Item 3        Defaults upon Senior Securities......................................................  15

Item 4        Submission of Matters to a Vote of Security Holders..................................  15

Item 5        Other Information....................................................................  15

Item 6        Exhibits and Reports on Form 8-K.....................................................  15

Signature..........................................................................................  16


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

ITEM 1.  FINANCIAL STATEMENTS

                                E-CITY SOFTWARE, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                      June 30,                    March 31,
                                                                        2003                       2003 (1)
                                                                      ----------                 -----------
                             ASSETS                                  (unaudited)

Current assets:
  Cash and cash equivalents.....................................      $      43                   $     174
  Income taxes receivable.......................................         53,217                      53,217
                                                                      ---------                   ---------
       Total current assets.....................................         53,260                      53,391

Property and equipment, net.....................................         17,401                      17,629
                                                                      ---------                   ---------
Total assets....................................................     $   70,661                   $  71,020
                                                                      =========                   =========

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable..............................................      $  86,858                   $  77,927
  Accrued expenses..............................................         72,211                      68,407
  Accrued income taxes..........................................          6,048                       5,989
                                                                       ---------                   ---------
       Total current liabilities................................        165,117                     152,323
                                                                       ---------                   ---------
Total liabilities...............................................        165,117                     152,323

Stockholders' deficit:
  Common stock, $0.0001 par value, 50,000,000 shares
  authorized, 45,130,000 and 10,130,000 shares issued and
  outstanding respectively......................................          4,513                       1,013
Additional paid in capital......................................        359,985                     323,485
Accumulated deficit.............................................       (440,898)                   (391,825)
Accumulated other comprehensive income (loss)...................        (18,056)                    (13,976)
                                                                       ---------                   ---------
       Total stockholders' deficit                                      (94,456)                    (81,303)
                                                                       ---------                   ---------
       Total liabilities and stockholders' deficit...............     $  70,661                   $  71,020
                                                                      =========                   =========

--------------
(1) The balance sheet at March 31, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                E-CITY SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                       Three months ended
                                                                          June 30,
                                                                    --------------------------
                                                                        2003           2002
                                                                      --------       ---------
Sales...........................................................     $       -     $         -

Cost of Goods Sold..............................................             -               -
                                                                      --------        --------
         Gross Profit...........................................             -               -

Operating Expenses
 Sales and marketing............................................             -          25,060
 General and administrative.....................................        49,073         124,347
                                                                       -------         -------
   Total Operating Expenses.....................................        49,073         149,407
                                                                      --------        --------
Income (loss) from operations...................................       (49,073)       (149,407)

Other Income (Loss)
 Interest income................................................             -             850
 Gain (loss) on foreign currency exchange.......................             -            (373)
                                                                      --------         --------
         Net Other Income (Loss)................................             -             477
                                                                      --------         --------
Net Loss........................................................       (49,073)       (148,930)
                                                                      --------         --------
Net Income (Loss)...............................................     $ (49,073)      $(148,930)
                                                                     =========       ==========
Basic and Diluted Income (Loss) Per Share.......................     $   (0.00)      $   (0.01)
                                                                     =========       ==========
Shares used in computing basic and diluted net loss per share
 applicable to common stockholders..............................     24,745,385      10,130,000
                                                                     ==========      ==========

                             See accompanying notes.

                              E-CITY SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                          Three months ended June 30,
                                                                     ------------------------------------
                                                                       2003                        2002
                                                                     --------                    --------
Operating activities:
Net income (loss)...............................................    $ (49,073)                 $(148,930)
Net cash from operating activities:
  Foreign exchange (gain) loss..................................            -                       (373)
  Depreciation and amortization.................................        1,770                      9,975
  Settlement expense............................................       40,000                          -
Changes in operating assets and liabilities:
      Accounts receivable.......................................            -                     53,526
      Related parties advances receivable.......................            -                      1,490
      Work in process...........................................            -                     15,207
      Prepaid expenses..........................................            -                      8,724
      Accounts payable and accrued expenses.....................        7,194                     53,065
      Related parties advances payable..........................            -                       (632)
                                                                     ---------                  ---------
         Net cash provided by (used in) operating activities....         (109)                    (7,948)

                                                                     ---------                  ---------
Financing activities:

  Principal payments of long term debt..........................            -                       (931)
                                                                     ---------                  ---------
         Net cash provided by (used in) financing activities....            -                       (931)
                                                                     ---------                  ---------
            Effect of exchange rate changes on cash................       (22)                      2,710
                                                                     ---------                  ---------
Net increase (decrease) in cash and cash equivalents............         (131)                    (6,169)

Cash and cash equivalents at beginning of period................          174                     13,397
                                                                     ---------                  ---------
Cash and cash equivalents at end of period......................     $     43                   $  7,228
                                                                     =========                  =========


                             See accompanying notes.

                               E-CITY SOFTWARE, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1.   BASIS OF PRESENTATION

     The consolidated financial statements have been prepared by E-City Software, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of E-City Software, Inc. and its wholly owned subsidiary (collectively "E-City" or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at June 30, 2003 and the operating results and cash flows for the three months ended June 30, 2003 and 2002, these financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended March 31, 2003 included in the Company's Annual Report on Form 10-KSB filed July 11, 2003 with the Securities and Exchange Commission. The consolidated balance sheet at March 31, 2003 has been derived from audited financial statements as of that date.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended June 30, 2003 the Company incurred a net loss of $49,703. During the three months ended June 30, 2003, the Company had no revenues, and the accumulated deficit totaled $440,898 as of June 30, 2003. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the carrying amount and classification of recorded assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     The results of operations for the three months ended June 30, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2003.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of E-City Software, Inc and it's wholly owned subsidiary. Inter-company transactions and accounts have been eliminated in consolidation.

Business Condition -- Our only present prospect for revenue is the uncompensated efforts of our chief executive officer, William Robinson. We have entered into a strategic alliance agreement to explore the uses of E-City's 3 D mapping technology in the licensed On Alert GDS, technology from a party related to Mr. Robinson, On Alert Systems, Inc., a Nevada corporation. Although Mr. Robinson has some familiarity with this technology, we have not determined to what extent existing E-City mapping technology may compliment the gunshot detection technology. We intend over the next 12 months to focus on increasing our cash position by means of a combination of the following: (i) the sale of equity or debt securities in the company; and (ii) sales of our existing computer mapping products through direct sales negotiated primarily by our chief executive officer, William Robinson. No assurances can be given that the Company will be successful in deriving cash flows and revenues from any of the above methods.

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles in The United States of America requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Software Revenue -- Revenue from licenses of the interactive guides is recognized when delivery is complete, and no significant obligations remain unfulfilled by the Company and when collection of any remaining receivable is probable. Payments collected prior to revenue recognition are accounted for as deferred revenue.

Contract Work In Progress -- In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Subsequent costs to produce the computer software are accumulated as an asset, "contract work in progress", and recorded as costs of goods sold when revenue is recognized. Contract work in progress for projects that are not expected to be included in costs of good sold during the twelve months following the balance sheet date are recorded as long-term costs in the "other assets" section of the balance sheet. Contract work in progress that is expected to be recorded as costs of sales within the next twelve months is included in current assets. As of June 30, 2003 and March 31, 2003 there were no projects in process.

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

Basic and Diluted Income (Loss) Per Share - Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is calculated to give effect to potentially issuable common shares except during income periods when those potentially issuable common shares would increase the income per share. There were no potentially issuable shares at June 30, 2003 and 2001.

NOTE 3 - LITIGATION

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

NOTE 4 - STOCKHOLDERS' EQUITY

On May 23, 2003, the Company entered into a settlement agreement with Cityscape to release and absolve all parties from any commitments generated from a prior software license agreement. As consideration for this agreement, the Company agreed to pay Cityscape $40,000.

On May 23, 2003, the Company entered into a strategic alliance agreement with On Alert Systems, Inc. E-City and On Alert Systems also agreed to cooperate with each other to enhance the mutual possibilities of sales of the licensed technology in gunshot detection and E-City's computer mapping markets. As part of this agreement, the Company agreed to sell On Alert Systems 35,000,000 shares of common stock for the payment of the $40,000 liability discussed above to Cityscape.

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

     The following information should be read in conjunction with the Company's Annual Report on Form 10-KSB filed on July 11, 2003 with the Securities and Exchange Commission.

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

   Our only present prospect for revenue is the uncompensated efforts of our chief executive officer, William Robinson. We have entered into a strategic alliance agreement to explore the uses of E-City's 3D mapping technology in the On Alert GDS technology from a party related to William Robinson, On Alert Systems, Inc., a Nevada corporation. Although Mr. Robinson has some familiarity with this technology, we have not determined to what extent existing E-City mapping technology may compliment the gunshot detection technology. As we have no resources to pursue customers for this technology, any customers would have to be located through the personal efforts of Mr. Robinson. Mr. Robinson may also attempt to locate customers for some of E-City's developed computer mapping products. Even if Mr. Robinson were able to locate customers for either of these products, we would require financing and human resources in order to be able to support and develop these products.

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

Results of Operations

    Revenues were $0 during the three months ended June 30, 2003 and $0 during the three months ended June 30, 2002. Although E-City had a number of prospective customers from April, 2002 until July of 2002, we were unable to successfully negotiate or enter into licensing transactions with these prospective customers due to our financial instability. As we were unable to secure such customers, our financial instability worsened and we effectively ceased operations in August 2002.

     Due to our financial constraints, we have not been able to market our products actively and have not had the requisite financial stability to be an attractive service provider to our customer base. As a result of these developments and of a worsening economic environment amongst major airlines, demand for our services has also decreased.

    Historically, E-City's revenues have come from a combination of sources, including the sale of 10 interactive maps of North American cities to Cityscape, a related party. E-City does not anticipate receiving any revenue in the future except through the direct sales efforts of chief executive officer William Robinson or until the financing situation otherwise improves and E-City has the resources to begin offering computer mapping products and services for sale.

    Currently E-City has no revenue and no signed contracts that we believe would produce revenue and no immediate prospects for any revenue. E-City anticipates that its future revenue will come from the direct sales efforts of chief executive officer William Robinson or until the financing situation otherwise improves and E-City has the resources to begin offering computer mapping products and services for sale.

 Cost of revenue. Cost of revenues were $0 for the periods ended June 30, 2003 and 2002 as we were unsuccessful in generating any sales.



Operating Expenses

     Sales and marketing. Sales and marketing expenses were $0 during the three months ended June 30, 2003 and $25,060 during the three months ended June 30, 2002. Sales and marketing expenses decreased for the three months ended June 30, 2003 as compared to the comparable fiscal 2002 period due to the elimination of all sales and marketing related activities. We expect no sales and marketing expenses over the remainder of the year unless our financial condition improves.

     General and administrative. General and administrative expenses were $49,073 during the three months ended June 30, 2003 and $124,327 during the three months ended June 30, 2002. General and administrative expenses decreased during the three months ended June 30, 2003 compared to the comparable fiscal 2002 period due mainly to the elimination of all staff and closing of our Vancouver Office. General and administrative expenses during the three months ended June 30, 2003 comprised mainly of a $40,000 settlement expense with Cityscape.com. We expect our general and administrative costs in the next fiscal quarter to be lower comparable to the current quarter as we are maintaining only minimal operations.

Financial Condition

    For the period ended June 30, 2003, E-City had a net loss of $49,703 while for the period ended June 30, 2002, the Company had a net loss of $148,930. Also, for the period ended June 30, 2003, the Company had a working capital deficit of $111,857 while for the period ended June 30, 2002, the Company had a working capital surplus of $186,374.

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


Liquidity and capital resources

    For the period ended June 30, 2003, net cash used in operating activities was $109. As of June 30, 2003, we had cash and cash equivalents of $43. Net cash used in operating activities for the three months ended June 30, 2003 was primarily the result of a net loss offset by an increase in accounts payable and accrued expenses, depreciation expenses as well as a settlement expense. Net cash used in operating activities for the three months ended June 30, 2002 was primarily the result of a net loss offset by decreases in accounts receivable and prepaid expenses as well as increases in accounts payable and accrued expenses.

      Net cash used in financing activities was $0 for the three months ended June 30, 2003 and $931 for the three months ended June 30, 2002. Net cash used in financing activities for the three months ended June 30, 2002 was attributable to lease payments associated with a Company vehicle.

     As of June 30, 2003 our principal commitments consisted of our obligations outstanding under accrued expenses and accounts payable as well as accrued income taxes. We have no material commitments for capital expenditures. In the next fiscal quarter, we expect no significant capital expenditures or lease commitments.

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

      99.2 - CERTIFICATION PUSUANT TO SECTION 302

     (b)  Reports on Form 8-K.

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

      On May 23, 2003, the Company entered into a strategic alliance agreement with On Alert Systems, Inc., a Nevada corporation. The strategic alliance agreement provides that E-City will sell to On Alert and On Alert agrees to buy 35,000,000 common shares of E-City stock in exchange for strategic cooperation, management expertise and a payment of $40,000 to Cityscape.com, Inc., an E-City customer with whom E-City has a commercial dispute. E-City and On Alert also agreed to cooperate with each other to enhance the mutual possibilities of sales of their licensed technology in the gunshot detection and E-City's computer mapping markets. Although the Parties have not yet decided precisely what form this cooperation will take, they will use their best efforts to reach a mutually beneficial cooperative solution under the agreement.

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

                                         E-City Software, Inc.

                                         /s/ William C. Robinson
                                         -----------------------------
                                         William C. Robinson
                                         Chief Executive Officer
                                         (Duly Authorized Officer and Principal
                                         Financial and Accounting Officer)

Dated:  August 14, 2003