Form 10KSB/A
period 2003-03-31
E CITYSOFTWARE INC
filed 2003-08-19
CIK 1118480

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                 FORM 10-KSB/A
                                 Amendment No.2

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

   Our only present prospect for revenue is the uncompensated efforts of our chief executive officer, William Robinson. We have entered into a strategic alliance agreement between E-City Software, Inc. and On Alert Systems, Inc.
Both companies have agreed to cooperate with each other to enhance the mutual possibilities of sales relating to On Alert's exclusive marketing and distribution agreement for the On Alert GDStm gunshot detection system and E-City's computer mapping markets. The companies plan to explore the uses of E-City's 3D mapping technology in the On Alert GDS technology being developed by Synchros Technologies, Inc. of Tulsa, Oklahoma from a party related to William Robinson, On Alert Systems, Inc., a Nevada corporation. Although Mr. Robinson has some familiarity with this technology, we have not determined to what extent existing E-City mapping technology may compliment the gunshot detection technology as this would be a decision made by the developers, Synchros Technologies, Inc. Mr. Robinson may also attempt to locate customers for some of E-City's developed computer mapping products. As we have no resources to pursue customers for this technology, any customers would have to be located through the personal efforts of Mr. Robinson. Even if Mr. Robinson were able to locate customers for E-City's products, we would require financing and human resources in order to be able to support and develop these products.


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

     E-City's current financial condition makes it impossible to continue normal operations. E-City does not have sufficient cash to continue to operate, other than to maintain its website. It has no cash available to pay employee salaries or to service its accounts payable or other obligations. The company has limited prospects for new revenues from sales due to its lack of cash resources for sales or operations. Although the company has sufficient accounts receivable to substantially improve our financial condition, we do not believe that these accounts receivable are collectible. There can be no assurance that E-City will develop any new customers, or that its pricing arrangement with such customers, if located, will be sufficient to provide E-City with the financial resources necessary to commence or continue operation.

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

Business Condition -- Our only present prospect for revenue is the uncompensated efforts of our chief executive officer, William Robinson. We have entered into a strategic alliance agreement between E-City Software, Inc. and On Alert Systems, Inc. Both companies have agreed to cooperate with each other to enhance the mutual possibilities of sales relating to On Alert's exclusive marketing and distribution agreement for the On Alert GDStm gunshot detection system and E-City's computer mapping markets. The companies plan to explore the uses of E-City's 3D mapping technology in the On Alert GDS technology being developed by Synchros Technologies, Inc. of Tulsa, Oklahoma from a party related to William Robinson, On Alert Systems, Inc., a Nevada corporation. Although Mr. Robinson has some familiarity with this technology, we have not determined to what extent existing E-City mapping technology may compliment the gunshot detection technology as this would be a decision made by the developers, Synchros Technologies, Inc.

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

On May 23, 2003, the Company entered into a strategic alliance agreement between E-City Software, Inc. and On Alert Systems, Inc. Both companies have agreed to cooperate with each other to enhance the mutual possibilities of sales relating to On Alert's exclusive marketing and distribution agreement for the On Alert GDStm gunshot detection system and E-City's computer mapping markets. The companies plan to explore the uses of E-City's 3D mapping technology in the On Alert GDS technology being developed by Synchros Technologies, Inc. of Tulsa, Oklahoma from a party related to William Robinson, On Alert Systems, Inc., a Nevada corporation. Although Mr. Robinson has some familiarity with this technology, we have not determined to what extent existing E-City mapping technology may compliment the gunshot detection technology as this would be a decision made by the developers, Synchros Technologies, Inc. As part of this agreement, the Company agreed to sell On Alert Systems 35,000,000 shares of common stock for the payment of the $40,000 liability discussed above to Cityscape.

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

    William C. Robinson currently serves as chief executive officer and director for On Alert Systems, Inc., a New Orleans, Louisiana based technology company which has exclusive marketing and distribution rights to the On Alert GDS gunshot detection technology, where he has served in that capacity since its inception in March, 2003. Mr. Robinson also serves as chief executive officer and director for Proxity Digital Networks, Inc., a New Orleans, Louisiana based technology holding company which owns On Alert Systems, Inc. and which also operates web development services and operates on-line game services, where he has served in that capacity since its inception in April, 2001. From January 2000 until April, 2001, Mr. Robinson provided venture capital and management consulting services to a variety of emerging growth companies from his offices in Tulsa, Oklahoma and New Orleans, Louisiana. From January 1998 until
January, 2000, Mr. Robinson served as chief executive officer and director of Revenge Marine, Inc., a Miami, Florida based yacht manufacturer.

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

99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

99.2       CERTIFICATION PUSUANT TO SECTION 302


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

      On May 23, 2003, the Company entered into a strategic alliance agreement with On Alert Systems, Inc., a Nevada corporation. The strategic alliance agreement provides that E-City will sell to On Alert and On Alert agrees to buy 35,000,000 common shares of E-City stock in exchange for strategic cooperation, management expertise and a payment of $40,000 to Cityscape.com, Inc., an E-City customer with whom E-City has a commercial dispute. Both companies have agreed to cooperate with each other to enhance the mutual possibilities of sales relating to On Alert's exclusive marketing and distribution agreement for the On Alert GDStm gunshot detection system and E-City's computer mapping markets. The companies plan to explore the uses of E-City's 3D mapping technology in the On Alert GDS technology being developed by Synchros Technologies, Inc. of Tulsa, Oklahoma from a party related to William Robinson, On Alert Systems, Inc., a Nevada corporation. Although Mr. Robinson has some familiarity with this technology, we have not determined to what extent existing E-City mapping technology may compliment the gunshot detection technology as this would be a decision made by the developers, Synchros Technologies, Inc. The Parties have not yet decided precisely what form this cooperation will take but they will use their best efforts to reach a mutually beneficial cooperative solution under the agreement.

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

                               Date: August 18, 2003


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

                               Date: August 18, 2003

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

99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

99.2       CERTIFICATION PUSUANT TO SECTION 302

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