Form 10QSB/A
period 2003-06-30
E CITYSOFTWARE INC
filed 2003-08-19
CIK 1118480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -------------------
                                   FORM 10-QSB/A
                                  Amendment No.1

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

     Our only present prospect for revenue is the uncompensated efforts of our chief executive officer, William Robinson. We have entered into a strategic alliance agreement to explore the uses of E-City's 3D mapping technology in the On Alert GDStm technology being developed by Synchros Technologies, Inc. of Tulsa, Oklahoma from a party related to William Robinson, On Alert Systems, Inc., a Nevada corporation. Although Mr. Robinson has some familiarity with this technology, we have not determined to what extent existing E-City mapping technology may compliment the gunshot detection technology as this would be a decision made by the developers, Synchros Technologies, Inc. Mr. Robinson may also attempt to locate customers for some of E-City's developed computer mapping products. Even if Mr. Robinson were able to locate customers for these products, we would require financing and human resources in order to be able to support and develop these products.


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

Dated:  August 18, 2003