Form 10QSB
period 2003-09-30
E CITYSOFTWARE INC
filed 2003-11-19
CIK 1118480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -------------------
                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2003

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

     There were 45,130,000 shares of the Company's Common Stock, par value $0.0001, outstanding on November 1, 2003.

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

ITEM 1.  FINANCIAL STATEMENTS

                                E-CITY SOFTWARE, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                    September 30,                  March 31,
                                                                        2003                       2003 (1)
                                                                      ----------                 -----------
                             ASSETS                                  (unaudited)

Current assets:
  Cash and cash equivalents.....................................      $     167                   $     174
  Income taxes receivable.......................................              -                      53,217
                                                                      ---------                   ---------
       Total current assets.....................................            167                      53,391

Property and equipment, net.....................................         15,492                      17,629
                                                                      ---------                   ---------
Total assets....................................................     $   15,659                   $  71,020
                                                                      =========                   =========

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable..............................................      $  44,548                   $  77,927
  Related party note payable....................................        125,420                           -
  Accrued expenses..............................................          2,495                      68,407
  Accrued income taxes..........................................              -                       5,989
                                                                       ---------                   ---------
       Total current liabilities................................        172,463                     152,323
                                                                       ---------                   ---------
Total liabilities...............................................        172,463                     152,323

Stockholders' deficit:
  Common stock, $0.0001 par value, 50,000,000 shares
  authorized, 45,130,000 and 10,130,000 shares issued and
  outstanding respectively......................................          4,513                       1,013
Additional paid in capital......................................        359,985                     323,485
Accumulated deficit.............................................       (501,321)                   (391,825)
Accumulated other comprehensive income (loss)...................        (19,981)                    (13,976)
                                                                       ---------                   ---------
       Total stockholders' deficit                                     (156,804)                    (81,303)
                                                                       ---------                   ---------
       Total liabilities and stockholders' deficit...............     $  15,659                   $  71,020
                                                                      =========                   =========

--------------
(1) The balance sheet at March 31, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                E-CITY SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                        Six months ended              Three months ended
                                                                          September 30,                  September 30,
                                                                    --------------------------      ----------------------
                                                                        2003           2002           2003          2002
                                                                      --------       ---------      --------      --------
Sales...........................................................     $       -     $         -      $      -      $      -

Cost of Goods Sold..............................................             -               -             -             -
                                                                      --------        --------       -------       -------
         Gross Profit...........................................             -               -             -             -

Operating Expenses
 Sales and marketing............................................             -          50,420             -        25,360
 General and administrative.....................................       111,897         141,344        62,824        16,997
 Write off of accounts receivable...............................             -         125,000             -       125,000
                                                                       -------         -------       -------       -------
   Total Operating Expenses.....................................       111,897         316,764        62,824       167,357
                                                                      --------        --------       -------       -------
Income (loss) from operations...................................      (111,897)       (316,764)      (62,824)     (167,357)

Other Income (Loss)
 Interest income................................................             -           1,700             -           850
 Gain (loss) on forgiveness of debt.............................         2,400               -         2,400             -
 Gain (loss) on foreign currency exchange.......................             -            (369)            -             4
                                                                      --------         --------      -------       -------
         Net Other Income (Loss)................................         2,400           1,331         2,400           854
                                                                      --------         --------      -------       -------

Net Income (Loss)...............................................    $ (109,497)      $(315,433)     $(60,424)    $(166,503)
                                                                     =========       ==========     ========      ========
Basic and Diluted Income (Loss) Per Share.......................     $   (0.00)      $   (0.03)     $  (0.00)     $  (0.02)
                                                                     =========       ==========     ========      ========
Shares used in computing basic and diluted net loss per share
 applicable to common stockholders..............................     45,130,000      10,130,000    45,130,000    10,130,000
                                                                     ==========      ==========    ==========    ==========


                             See accompanying notes.

                              E-CITY SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                        Six months ended September 30,
                                                                     ------------------------------------
                                                                       2003                        2002
                                                                     --------                    --------
Operating activities:
Net income (loss)...............................................    $(109,497)                 $(315,433)
Net cash from operating activities:
  Foreign exchange (gain) loss..................................            -                       (369)
  Depreciation and amortization.................................        3,564                     19,106
  Settlement expense............................................       40,000                          -
Changes in operating assets and liabilities:
      Accounts receivable.......................................            -                    175,081
      Income tax receivable.....................................       53,217                          -
      Related parties advances receivable.......................            -                      7,007
      Work in process...........................................            -                     35,396
      Prepaid expenses..........................................            -                      8,978
      Accounts payable and accrued expenses.....................     (109,671)                    51,862
      Related parties notes payable.............................      125,420                          -
      Related parties advances payable..........................            -                       (632)
                                                                     ---------                  ---------
         Net cash provided by (used in) operating activities....        3,033                    (19,004)

                                                                     ---------                  ---------
Financing activities:

  Principal payments of long term debt..........................            -                     (1,876)
                                                                     ---------                  ---------
         Net cash provided by (used in) financing activities....            -                     (1,876)
                                                                     ---------                  ---------
            Effect of exchange rate changes on cash................    (3,040)                     7,765
                                                                     ---------                  ---------
Net increase (decrease) in cash and cash equivalents............           (7)                   (13,115)

Cash and cash equivalents at beginning of period................          174                     13,397
                                                                     ---------                  ---------
Cash and cash equivalents at end of period......................     $    167                   $    282
                                                                     =========                  =========


                             See accompanying notes.

                               E-CITY SOFTWARE, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1.   BASIS OF PRESENTATION

     The consolidated financial statements have been prepared by E-City Software, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of E-City Software, Inc. and its wholly owned subsidiary Butterfly Software, Inc, A British Columbia, Canada corporation, (collectively "E-City" or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at September 30, 2003 and the operating results and cash flows for the six months ended September 30, 2003 and 2002, these financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended March 31, 2003 included in the Company's Annual Report on Form 10-KSB filed July 11, 2003 and all amendments thereto. The consolidated balance sheet at March 31, 2003 has been derived from audited financial statements as of that date.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six months ended September 30, 2003 the Company incurred a net loss of $109,497. During the six months ended September 30, 2003, the Company had no revenues, and the accumulated deficit totaled $501,321. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the carrying amount and classification of recorded assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     The results of operations for the six months ended September 30, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2004.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of E-City Software, Inc and it's wholly owned subsidiary. Inter-company transactions and accounts have been eliminated in consolidation.

Business Condition -- Our only present prospect for revenue is the uncompensated efforts of our chief executive officer, William Robinson. William Robinson is also the CEO of Proxity Digital Networks, Inc. (PDNW)and its wholly owned subsiduary On Alert Systems, Inc. and On Alert is the holder of 35,000,000 common shares of E-City Software, Inc. In September 2003, we entered into an amended strategic alliance agreement with On Alert Systems, Inc. The agreement provides that E-City give On Alert a global exclusive license to develop, produce and distribute all of the Company's mapping software in return for a revenue share of 5% of the net profits from the sale of the mapping software. Mr. Robinson may also attempt to locate customers for some of E-City's developed computer mapping products. We intend over the next 12 months to focus on increasing our cash position by means of a combination of the following: (i) the sale of equity or debt securities in the company; and (ii) sales of our existing computer mapping products through direct sales negotiated primarily by our Chief Executive Officer, William Robinson. No assurances can be given that the Company will be successful in deriving cash flows and revenues from any of the above methods.

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

Contract Work In Progress -- In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Subsequent costs to produce the computer software are accumulated as an asset, "contract work in progress", and recorded as costs of goods sold when revenue is recognized. Contract work in progress for projects that are not expected to be included in costs of good sold during the twelve months following the balance sheet date are recorded as long-term costs in the "other assets" section of the balance sheet. Contract work in progress that is expected to be recorded as costs of sales within the next twelve months is included in current assets. As of September 30, 2003 and March 31, 2003 there were no projects in process.

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

Basic and Diluted Income (Loss) Per Share - Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is calculated to give effect to potentially issuable common shares except during income periods when those potentially issuable common shares would increase the income per share. There were no potentially issuable shares at September 30, 2003 and 2002.

NOTE 3 - LITIGATION

In May 2002 a former employee of the Company filed a suit claiming non-performance under a severance agreement with the Company. The former employee claims that the Company owes him $30,000 under a severance agreement and $9,505 in un-reimbursed expenses. The employee began his employment with the Company in April 2002 and was terminated in the same month.

On October 25, 2002 the company was notified that a judgment was awarded in the amount of $32,906.97 in this matter. The Company has filed a motion against the award of attorney fees.

On December 11, 2002 the Company executed a partial settlement agreement whereby computer equipment was transferred resulting in a $7,500 reduction in the amount owing to this former employee.

On August 20, 2003 On Alert Systems, Inc. assumed responsibility for paying this debt. On Alert signed a settlement agreement on October 21, 2003 agreeing to pay $12,500 to the former employee and also executed a settlement agreement whereby the former employee agreed to a $19,505 reduction in the amount owed.

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

Note 5 - Note Payable

In August 2003, the Company executed a promissory note in favor of On Alert Systems, Inc. for assuming outstanding liabilities of the Company in the amount of $167,378.94, at 8.5% interest. On Alert also agreed to advance the monies necessary to keep E-City Software, Inc. current in its required SEC filings.
As of September 30, 2003, On Alert had satisfied $38,500 of the Company's outstanding debt.

Note 6 - Amendment to Strategic Alliance Agreement

In September 2003, the Company amended its strategic alliance agreement with On Alert Systems, Inc. and agreed to license its mapping software system to On Alert Systems, Inc. The terms of the agreement called for On Alert to assume the current outstanding liabilities of E-City Software and to negotiate settlement on favorable terms and to pay a revenue share of 5% of net profits on the sale of the mapping software.

Note 7 - Subsequent Events

In October 2003, the Company executed a mutual release with the former president, Anis Jessa. The result was the cancellation of all outstanding options to purchase Company stock owned by Jessa, but also the return to Jessa of 2,149,000 shares of the Company's stock owned by Jessa. Each party released the other from all other obligations.

In October 2003, On Alert Systems, Inc. and Billy Robinson entered into a settlement agreement with Walter J. Wiley to settle $32,906.97 in total liabilities for $12,500, pursuant to an October 2002 judgment against the Company in favor of Wiley.

In October 2003, the Company executed a letter of intent with PKI Solutions, Inc., a Nevada corporation ("PKIS") to acquire certain PKIS assets in exchange for fifty percent (50%) of the Company's outstanding stock post-closing. Once funded, the Company will be obligated to pay PKIS a monthly consulting fee to provide specific online functions, administrative and management duties in an amount not to exceed twenty-five thousand dollars ($25,000.00). Definitive documents are being prepared and are expected to be executed before the end of the calendar year.

     The following information should be read in conjunction with the Company's Annual Report on Form 10-KSB filed on July 11, 2003 with the Securities and Exchange Commission and all amendments thereto.

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

On May 23, 2003, in connection with the above mentioned agreements, the Company entered into a consulting agreement with the former president of the Company. As consideration for the agreement, the former president will return to the Company 2,149,000 of his personal shares of common stock in his custody or control and the Company will issue him options to purchase 2,417,350 shares of common stock at $0.01 per share. In the event the Company is unable to deliver, issue and register the 2,417,500 options; the former president will be able to reclaim his 2,149,000 shares of common stock.

In August 2003, the Company executed a promissory note in favor of On Alert Systems, Inc. for assuming outstanding liabilities of the Company in the amount of $167,378.94, at 8.5% interest. On Alert also agreed to advance the monies necessary to keep E-City Software, Inc. current in its required SEC filings.
As of September 30, 2003, On Alert had satisfied $38,500 of the Company's outstanding debt.

On August 19, 2003 the Company filed an amended Form 10KSB for the fiscal year ended March 31, 2003.

On August 19, 2003 the Company filed an amended Form 10QSB for the quarter ended June 30, 2003.

In September 2003, the Company amended its strategic alliance agreement and agreed to license its mapping software system to On Alert Systems, Inc. The terms of the agreement called for On Alert to assume the current outstanding liabilities of E-City Software and to negotiate settlement on favorable terms and to pay a revenue share of 5% of net profits on the sale of the mapping software.

In October 2003, the Company executed a mutual release with the former president, Anis Jessa. The result was the cancellation of all outstanding options to purchase Company stock owned by Jessa, but also the return to Jessa of 2,149,000 shares of the Company's stock owned by Jessa. Each party released the other from all other obligations.

In October 2003, On Alert Systems, Inc. and Billy Robinson entered into a settlement agreement with Walter J. Wiley to settle $32,906.97 in total liabilities for $12,500, pursuant to an October 2002 judgment against the Company in favor of Wiley.

In October 2003, the Company executed a letter of intent with PKI Solutions, Inc., a Nevada corporation ("PKIS") to acquire certain PKIS assets in exchange for fifty percent (50%) of the Company's outstanding stock post-closing. Once funded, the Company will be obligated to pay PKIS a monthly consulting fee to provide specific online functions, administrative and management duties in an amount not to exceed twenty-five thousand dollars ($25,000.00). Definitive documents are being prepared and are expected to be executed before the end of the year.


Overview

     We currently have no full-time employees, one part time employee, two consultants, less than $1,000 in cash, no customers and no current prospects for customers or financing. Although we have historically been in the business of supplying computer mapping services and products, sales and support of such products and services are currently impossible due to our resource situation.

     Our only present prospect for revenue is the uncompensated efforts of our Chief Executive Officer, William Robinson. We have entered into an amended strategic alliance agreement with On Alert Systems, Inc. The agreement calls for a revenue share of 5% of the net profits on the sale of the mapping software. Mr. Robinson may also attempt to locate customers for some of E-City's developed computer mapping products. Even if Mr. Robinson were able to locate customers for these products, we would require financing and human resources in order to be able to support and develop these products. We also continue to look for merger and or acquisitions to create new business opportunities.

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

Results of Operations

    Revenues were $0 during the three and six months ended September 30, 2003 and 2002. Although E-City had a number of prospective customers from April 2002 until July 2002, we were unable to successfully negotiate or enter into licensing transactions with these prospective customers due to our financial instability. As we were unable to secure such customers, our financial instability worsened and we effectively ceased operations in August 2002.

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

  Currently E-City has no revenue and recently entered into a license agreement with On Alert Systems to license the company's mapping technology. We have no additional signed contracts that we believe would produce revenue and no immediate prospects for any revenue. E-City anticipates that its future revenue will come from the direct sales efforts of Chief Executive Officer William Robinson or until the financing situation otherwise improves and E-City has the resources to begin offering computer mapping products and services for sale.

Cost of revenue. Cost of revenues were $0 for the six month and three month periods ended September 30, 2003 and 2002 respectively as we were unsuccessful in generating any sales.



Operating Expenses

     Sales and marketing. Sales and marketing expenses were $0 during the six months ended September 30, 2003 and $50,420 during the six months ended September 30, 2002. Sales and marketing expenses were $0 during the three months ended September 30, 2003 and $25,360 during the three months ended September 30, 2002. Sales and marketing expenses decreased for both the six and three month periods ended 2003 compared to the comparable fiscal 2002 periods as all sales and marketing related activities were eliminated. We expect no sales and marketing expenses over the remainder of the year unless our financial condition improves.

     General and administrative. General and administrative expenses were $111,897 during the six months ended September 30, 2003 and $141,344 during the six months ended September 30, 2002. General and administrative expenses were $62,824 during the three months ended September 30, 2003 and $16,997 during the three months ended September 30, 2002. General and administrative expenses decreased for both the six and three month periods ended 2003 compared to the comparable fiscal 2002 periods due mainly to the elimination of all staff and the closing of our Vancouver Office. General and administrative expenses during the six months ended September 30, 2003 comprised mainly of a $40,000 settlement expense with Cityscape.com as well as legal, accounting and consulting fees. We expect our general and administrative costs in the next fiscal quarter to be consistent with the current quarter as we are maintaining only minimal operations.

Financial Condition

    For the period ended September 30, 2003, E-City had a net loss of $109,497 while for the period ended September 30, 2002, the Company had a net loss of $315,433. Also, for the period ended September 30, 2003, the Company had a working capital deficit of $172,296 while for the period ended September 30, 2002, the Company had a working capital surplus of $48,607.

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


Liquidity and capital resources

    For the period ended September 30, 2003, net cash provided by operating activities was $3,033. As of September 30, 2003, we had cash and cash equivalents of $167. Net cash provided by operating activities for the six months ended September 30, 2003 was primarily the result of an increase in notes payable, a gain on the forgiveness of debt, an increase in depreciation expenses as well as a settlement expense offset by a net loss, a decrease in accounts payable and accrued expenses. Net cash used in operating activities for the six months ended September 30, 2002 was primarily the result of a net loss offset by decreases in accounts receivable and work in progress as well as increases in accounts payable and accrued expenses.

      Net cash used in financing activities was $0 for the six months ended September 30, 2003 and $1,876 for the six months ended September 30, 2002. Net cash used in financing activities for the six months ended September 30, 2002 was attributable to lease payments associated with a Company vehicle.

     As of September 30, 2003 our principal commitments consisted of our obligations outstanding under accrued expenses, accounts payable and our note payable to On-Alert Systems, Inc. We have no material commitments for capital expenditures. In the next fiscal quarter, we expect no significant capital expenditures or lease commitments.

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

On October 25, 2002 a judgment was awarded in the amount of $32,906.97 in this matter. The Company has filed a motion against the award of attorney fees.

On December 11, 2002 the Company executed a partial settlement agreement whereby computer equipment was transferred resulting in a $7,500 reduction in the amount owing to this former employee.

On August 20, 2003 On Alert Systems assumed responsibility for paying this debt. On Alert signed a settlement agreement on October 21, 2003 agreeing to pay $12,500 to the former employee and also executed a settlement agreement whereby the former employee agreed to a $19,505 reduction in the amount owed.



ITEM 2.   CHANGES IN SECURITIES

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits

      10.1 - Licensing agreement between E-City Software, Inc. and On Alert Systems, Inc. dated September 3, 2003.

      10.2 - Pledge and Security Agreement between E-City Software, Inc. and On Alert Systems, Inc. dated August 20, 2003.

      10.3 - Amended Strategic Alliance Agreement between On Alert Systems, Inc. and E-City Software, Inc. dated September 3, 2003.

      99.1 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      99.2 - CERTIFICATION PUSUANT TO SECTION 302

     (b)  Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K on May 27, 2003.

                                    SIGNATURES

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

Dated:  November 19, 2003