Form 10QSB
period 2003-12-31
E CITYSOFTWARE INC
filed 2004-02-13
CIK 1118480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -------------------
                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 2003

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

     There were 45,130,000 shares of the Company's Common Stock, par value $0.0001, outstanding on February 1, 2004.

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

ITEM 1.  FINANCIAL STATEMENTS

                                E-CITY SOFTWARE, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                    December 31,                  March 31,
                                                                        2003                       2003 (1)
                                                                      ----------                 -----------
                             ASSETS                                  (unaudited)

Current assets:
  Cash and cash equivalents.....................................      $     143                   $     174
  Income taxes receivable.......................................              -                      53,217
                                                                      ---------                   ---------
       Total current assets.....................................            143                      53,391

Property and equipment, net.....................................         14,278                      17,629
                                                                      ---------                   ---------
Total assets....................................................     $   14,421                   $  71,020
                                                                      =========                   =========

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable..............................................      $  60,857                   $  77,927
  Related party note payable....................................        128,795                           -
  Accrued expenses..............................................          2,495                      68,407
  Accrued income taxes..........................................              -                       5,989
                                                                       ---------                   ---------
       Total current liabilities................................        192,147                     152,323
                                                                       ---------                   ---------
Total liabilities...............................................        192,147                     152,323

Stockholders' deficit:
  Common stock, $0.0001 par value, 50,000,000 shares
  authorized, 45,130,000 and 10,130,000 shares issued and
  outstanding respectively......................................          4,513                       1,013
Additional paid in capital......................................        359,985                     323,485
Accumulated deficit.............................................       (521,708)                   (391,825)
Accumulated other comprehensive income (loss)...................        (20,516)                    (13,976)
                                                                       ---------                   ---------
       Total stockholders' deficit                                     (177,726)                    (81,303)
                                                                       ---------                   ---------
       Total liabilities and stockholders' deficit...............     $  14,421                   $  71,020
                                                                      =========                   =========

--------------
(1) The balance sheet at March 31, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                E-CITY SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                        Nine months ended              Three months ended
                                                                          December 31,                  December 31,
                                                                    --------------------------      ----------------------
                                                                        2003           2002           2003          2002
                                                                      --------       ---------      --------      --------
Sales...........................................................     $       -     $         -      $      -      $      -

Cost of Goods Sold..............................................             -               -             -             -
                                                                      --------        --------       -------       -------
         Gross Profit...........................................             -               -             -             -

Operating Expenses
 Sales and marketing............................................             -          50,327             -             -
 General and administrative.....................................       132,284         157,467        20,387        16,030
 Write off of accounts receivable...............................             -         250,000             -       125,000
                                                                       -------         -------       -------       -------
   Total Operating Expenses.....................................       132,284         457,794        20,387       141,030
                                                                      --------        --------       -------       -------
Income (loss) from operations...................................      (132,284)       (457,794)      (20,387)     (141,030)

Other Income (Loss)
 Interest income................................................             -           2,550             -           850
 Gain (loss) on forgiveness of debt.............................         2,400          (1,526)            -        (1,157)
 Gain (loss) on foreign currency exchange.......................             -          (3,417)            -        (3,417)
                                                                      --------         --------      -------       -------
         Net Other Income (Loss)................................         2,400          (2,393)            -        (3,724)
                                                                      --------         --------      -------       -------

Net Income (Loss)...............................................    $ (129,884)      $(460,187)     $(20,387)    $(144,754)
                                                                     =========       ==========     ========      ========
Basic and Diluted Income (Loss) Per Share.......................     $   (0.00)      $   (0.05)     $  (0.00)     $  (0.01)
                                                                     =========       ==========     ========      ========
Shares used in computing basic and diluted net loss per share
 applicable to common stockholders..............................     45,130,000      10,130,000    45,130,000    10,130,000
                                                                     ==========      ==========    ==========    ==========


                             See accompanying notes.

                              E-CITY SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                        Nine months ended December 31,
                                                                     ------------------------------------
                                                                       2003                        2002
                                                                     --------                    --------
Operating activities:
Net income (loss)...............................................    $(129,884)                 $(460,187)
Net cash from operating activities:
  Foreign exchange (gain) loss..................................            -                      1,526
  Write off of accounts receivable..............................            -                    250,000
  Depreciation and amortization.................................        5,440                     25,501
  Settlement expense............................................       40,000                          -
  (Gain) loss on disposition of assets..........................            -                      3,417
Changes in operating assets and liabilities:
      Accounts receivable.......................................            -                     65,113
      Income tax receivable.....................................       53,217                          -
      Related parties advances receivable.......................            -                      5,257
      Work in process...........................................            -                     35,325
      Prepaid expenses..........................................            -                      8,960
      Accounts payable and accrued expenses.....................      (95,361)                    56,282
      Related parties notes payable.............................      128,795                          -
      Related parties advances payable..........................            -                       (632)
                                                                     ---------                  ---------
         Net cash provided by (used in) operating activities....        2,207                     (9,438)

                                                                     ---------                  ---------
Financing activities:

  Principal payments of long term debt..........................            -                     (2,835)
                                                                     ---------                  ---------
         Net cash provided by (used in) financing activities....            -                     (2,835)
                                                                     ---------                  ---------
            Effect of exchange rate changes on cash................    (2,238)                      (592)
                                                                     ---------                  ---------
Net increase (decrease) in cash and cash equivalents............          (31)                   (12,865)

Cash and cash equivalents at beginning of period................          174                     13,397
                                                                     ---------                  ---------
Cash and cash equivalents at end of period......................     $    143                   $    532
                                                                     =========                  =========


                             See accompanying notes.

                               E-CITY SOFTWARE, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1.   BASIS OF PRESENTATION

     The consolidated financial statements have been prepared by E-City Software, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of E-City Software, Inc. and its wholly owned subsidiary Butterfly Software, Inc, A British Columbia, Canada corporation, (collectively "E-City" or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at December 31, 2003 and the operating results and cash flows for the nine months ended December 31, 2003 and 2002, these financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended March 31, 2003 included in the Company's Annual Report on Form 10-KSB filed July 11, 2003 and all amendments thereto. The consolidated balance sheet at March 31, 2003 has been derived from audited financial statements as of that date.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine months ended December 31, 2003 the Company incurred a net loss of $129,884. During the nine months ended December 31, 2003, the Company had no revenues, and the accumulated deficit totaled $521,708. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the carrying amount and classification of recorded assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     The results of operations for the nine months ended December 31, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2004.

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

Contract Work In Progress -- In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Subsequent costs to produce the computer software are accumulated as an asset, "contract work in progress", and recorded as costs of goods sold when revenue is recognized. Contract work in progress for projects that are not expected to be included in costs of good sold during the twelve months following the balance sheet date are recorded as long-term costs in the "other assets" section of the balance sheet. Contract work in progress that is expected to be recorded as costs of sales within the next twelve months is included in current assets. As of December 31, 2003 and March 31, 2003 there were no projects in process.

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

Basic and Diluted Income (Loss) Per Share - Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is calculated to give effect to potentially issuable common shares except during income periods when those potentially issuable common shares would increase the income per share. There were no potentially issuable shares at December 31, 2003 and 2002.

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

Note 5 - Note Payable

In August 2003, the Company executed a promissory note in favor of On Alert Systems, Inc. for assuming outstanding liabilities of the Company in the amount of $167,378.94, at 8.5% interest. On Alert also agreed to advance the monies necessary to keep E-City Software, Inc. current in its required SEC filings.
As of December 31, 2003, On Alert had satisfied $38,500 of the Company's outstanding debt.

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

Note 7 - Contingencies and Settlements

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

In October 2003, the Company executed a letter of intent with PKI Solutions, Inc., a Nevada corporation ("PKIS") to acquire certain PKIS assets in exchange for fifty percent (50%) of the Company's outstanding stock post-closing. Once funded, the Company would have been obligated to pay PKIS a monthly consulting fee to provide specific online functions, administrative and management duties in an amount not to exceed twenty-five thousand dollars ($25,000.00). Since that time, the letter of intent has expired. The company is currently renegotiating and restructuring the transaction with PKIS. No definitive documents have been executed to date.

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

In August 2003, the Company executed a promissory note in favor of On Alert Systems, Inc. for assuming outstanding liabilities of the Company in the amount of $167,378.94, at 8.5% interest. On Alert also agreed to advance the monies necessary to keep E-City Software, Inc. current in its required SEC filings.
As of December 31, 2003, On Alert had satisfied $38,500 of the Company's outstanding debt.

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

In October 2003, the Company executed a letter of intent with PKI Solutions, Inc., a Nevada corporation ("PKIS") to acquire certain PKIS assets in exchange for fifty percent (50%) of the Company's outstanding stock post-closing. Once funded, the Company would have been obligated to pay PKIS a monthly consulting fee to provide specific online functions, administrative and management duties in an amount not to exceed twenty-five thousand dollars ($25,000.00). Since that time, the letter of intent has expired. The company is currently renegotiating and restructuring the transaction with PKIS. No definitive documents have been executed to date.


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

Results of Operations

    Revenues were $0 during the three and nine months ended December 31, 2003 and 2002. Although E-City had a number of prospective customers from April 2002 until July 2002, we were unable to successfully negotiate or enter into licensing transactions with these prospective customers due to our financial instability. As we were unable to secure such customers, our financial instability worsened and we effectively ceased operations in August 2002.

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

Cost of revenue. Cost of revenues were $0 for the nine month and three month periods ended December 31, 2003 and 2002 respectively as we were unsuccessful in generating any sales.



Operating Expenses

     Sales and marketing. Sales and marketing expenses were $0 during the nine months ended December 31, 2003 and $50,327 during the nine months ended
December 31, 2002. Sales and marketing expenses were $0 during the three months ended December 31, 2003 and $0 during the three months ended
December 31, 2002. Sales and marketing expenses decreased for both the nine and three month periods ended 2003 compared to the comparable fiscal 2002 periods as all sales and marketing related activities were eliminated. We expect no sales and marketing expenses over the remainder of the year unless our financial condition improves.

     General and administrative. General and administrative expenses were $132,284 during the nine months ended December 31, 2003 and $157,467 during the nine months ended December 31, 2002. General and administrative expenses were $20,387 during the three months ended December 31, 2003 and $16,030 during the three months ended December 31, 2002. General and administrative expenses decreased for both the nine and three month periods ended 2003 compared to the comparable fiscal 2002 periods due mainly to the elimination of all staff and the closing of our Vancouver Office. General and administrative expenses during the nine months ended December 31, 2003 comprised mainly of a $40,000 settlement expense with Cityscape.com as well as legal, accounting and consulting fees. We expect our general and administrative costs in the next fiscal quarter to be consistent with the current quarter as we are maintaining only minimal operations.

Financial Condition

    For the period ended December 31, 2003, E-City had a net loss of $129,844 while for the period ended December 31, 2002, the Company had a net loss of $460,187. Also, for the period ended December 31, 2003, the Company had a working capital deficit of $192,004 while for the period ended December 31, 2002, the Company had a working capital deficit of $75,392.

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


Liquidity and capital resources

    For the period ended December 31, 2003, net cash provided by operating activities was $2,207. As of December 31, 2003, we had cash and cash equivalents of $143. Net cash provided by operating activities for the nine months ended December 31, 2003 was primarily the result of an increase in notes payable, a gain on the forgiveness of debt, an increase in depreciation expenses as well as a settlement expense offset by a net loss, a decrease in accounts payable and accrued expenses. Net cash used in operating activities for the nine months ended December 31, 2002 was primarily the result of a net loss offset by a write off of accounts receivable, decreases in accounts receivable and work in progress as well as increases in accounts payable and accrued expenses.

      Net cash used in financing activities was $0 for the nine months ended December 31, 2003 and $2,835 for the nine months ended December 31, 2002. Net cash used in financing activities for the nine months ended December 31, 2002 was attributable to lease payments associated with a Company vehicle.

     As of December 31, 2003 our principal commitments consisted of our obligations outstanding under accrued expenses, accounts payable and our note payable to On-Alert Systems, Inc. We have no material commitments for capital expenditures. In the next fiscal quarter, we expect no significant capital expenditures or lease commitments.

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

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits

      31.1 - CERTIFICATION PUSUANT TO SECTION 302

      32.1 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


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

Dated:  February 13, 2004