Form 10KSB
period 2004-03-31
E CITYSOFTWARE INC
filed 2004-07-14
CIK 1118480

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                 FORM 10-KSB


                  /x/ Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Fiscal Year Ended March 31, 2004

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

    Aggregate market value of the Registrant's Common Stock held by non-affiliates as of March 31, 2004 was approximately $405,200. The number of shares of the Registrant's Common Stock outstanding as of June 30, 2004 was 45,130,000.

    Transitional Small Business Disclosure Format: Yes / /  No /X/

             TABLE OF CONTENTS                                            Page

             Part I.

Item 1.      Description of Business                                        3

Item 2.      Description of Property                                        7

Item 3.      Legal Proceedings                                              7

Item 4.      Submission of Matters to a Vote of Security Holders            7

             Part II.

Item 5.      Market for Common Equity and Related Shareholder Matters       7

Item 6.      Management's Discussion and Analysis                           11

Item 7.      Financial Statements                                           18

Item 8.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                         30

Item 8A.     Controls and Procedures                                        30

             Part III

Item 9.      Directors, Executive Officers, Promoters and Control
             Persons; Compliance With Section 16(a) of the Exchange Act     30

Item 10.     Executive Compensation                                         31

Item 11.     Security Ownership of Certain Beneficial Owners and Management 32

Item 12.     Certain Relationships and Related Transactions                 34

Item 13.     Exhibits List and Reports on Form 8-K                          37

Item 14.     Principal Accountant Fees and Services                         39

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


Distribution and marketing methods

   Presently, there is no active distribution of any E-City products or services. E-City has no products or services that are currently being offered.

Status of products and services

    Due to funding constraints, E-City is not able to pursue customers of its computer mapping services. E-City has offered its Taxi Dispatch product through its distributor, Fog City Taxi. E-City had planned a number of products in development in 2001 and 2002. These products included a paper map product, a wireless product, an in vehicle navigation product and a 3d Health Map product. The wireless and in vehicle navigation map product and health map are substantially complete, though E-City lacks the human or financial capital to finish, supply or support these products. E-City currently has no customers for these specialized mapping services. E-City mapping services also exist in a paper map format. E-City had one customer for its paper mapping services. No other products or additional services are planned for development in 2004 due to E-City's current liquidity situation. Should E-City's cash position improve, E-City may reevaluate new product or service opportunities as presented. E-City also has the ability to license its already developed custom mapping services on an individual license basis, though it lacks the resources to engage in such licensing presently.


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


Research and development

    E-City has not made an investment to date in research and development. E-City has developed its computer mapping process and its Taxi Dispatch product as part of the execution of its obligations under agreements with its various customers. To the extent that the development of E-City's mapping process and related specialty services, such as 3d Car Map, 3d Health Map, and Taxi Dispatch qualifies as research and development, 100% of the development of its products and services was borne by E-City's customers. E-City has not spent any money on research and development during 2003 and 2004.


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

Employees and consultants

    As of March 31, 2004, we had 1 part time employee and two consultants. Our employee is not subject to a collective bargaining agreement. We do not have any written employment agreements with our employee. We believe that our relations with our employee and consultants are good.

Item 2. DESCRIPTION OF PROPERTY

     Our headquarters have relocated to New Orleans, LA and consist of approximately 600 square feet. This facility is rented on a month-to-month basis with no lease agreement. We believe that these existing facilities are adequate to meet our current, foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms.


Item 3. LEGAL PROCEEDINGS

    In May 2002 a former employee of the Company filed a suit claiming non-performance under a severance agreement with the Company in King County, Washington District Court. The former employee claimed that the Company owes him $30,000 under a severance agreement and $9,505 in un-reimbursed expenses and legal fees. The employee began his employment with the Company in April 2002 and was terminated in the same month. On October 25, 2002 the company was notified that a judgment was awarded in the amount of $30,000. The Company filed an order denying motion for attorney fees in this matter. On December 11, 2002 the Company executed a partial settlement agreement whereby computer equipment was transferred resulting in a $7,500 reduction in the amount owing to this former employee. On August 20, 2003 On Alert Systems assumed responsibility for paying this debt. On Alert signed a settlement agreement on October 21, 2003 agreeing to pay $12,500 to the former employee and also executed a settlement agreement whereby the former employee agreed to a $19,505 reduction in the amount owed. This matter was settled and paid in full in June 2004 for the total sum of $12,500.

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



Fiscal year ending March 31, 2004:                             High       Low

First Quarter                                                  $0.15     $0.01
Second Quarter                                                 $0.21     $0.01
Third Quarter                                                  $0.17     $0.065
Fourth Quarter                                                 $0.095    $0.04


Fiscal year ending March 31, 2003:                             High       Low


First Quarter                                                  $0.36     $0.04
Second Quarter                                                 $0.10     $0.01
Third Quarter                                                  $0.01     $0.005
Fourth Quarter                                                 $0.01     $0.005

*Prior to this time there was no public market for our stock.

     As of March 31, 2004, there are no options outstanding to purchase shares of our common stock and no options to purchase our common stock that are authorized and available for grant. We have 3,771,340 shares that were eligible for sale under Rule 144 on August 9, 2001. We have 50,000 shares that were eligible for sale under Rule 144 on August 15, 2001. We have 6,108,660 shares of common stock that were registered under the Securities Act on form SB-2. This registration statement became effective on May 4, 2001. We have 130,000 shares that were eligible for sale under Rule 144 on January 25, 2003. We have 70,000 shares that were eligible for sale under Rule 144 on January 31, 2003. As of March 31, 2004 we have an additional 70,000 shares that are eligible for sale under Rule 144.

     According to our transfer agent, as of March 31, 2004, there were approximately 65 holders of record of our shares of common stock. No dividends have been paid on our common stock to date, and we have no plans to pay dividends on our common stock in the foreseeable future.


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

Results of operations for the years ended March 31, 2004 and 2003.


    Revenues for the year ended March 31, 2004 were $0. Until such time as we have sufficient financing and human resources in place our ability to generate any revenues is severely limited.

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

     There were no revenues received during the period ended March 31, 2004. Currently E-City has no revenue and no signed contracts that we believe would produce revenue and no immediate prospects for any revenue. E-City anticipates that its future revenue will come from the direct sales efforts of chief executive officer William Robinson or until the financing situation otherwise improves and E-City has the resources to begin offering computer mapping products and services for sale.

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


 Cost of revenue. Cost of revenues were $0 for the year ended March 31, 2004 and $0 for the year ended March 31, 2003. Cost of revenues have remained the same for the current year as we were unsuccessful in generating any sales.

Operating Expenses

    Sales and marketing. Sales and marketing expenses were $0 for the year ended March 31,2004 and $50,684 for the year ended March 31, 2003. Sales and marketing expenses decreased for the year ended March 31, 2004 compared to the comparable fiscal 2003 period due to the cut back in all sales and marketing activities. We expect no sales and marketing expenses over the remainder of the year unless our financial condition improves.


    General and administrative expenses are comprised primarily of legal and accounting services, consulting fees and interest charges.

    General and administrative expenses for the year ended March 31, 2004 were $139,944 a decrease of $26,203 over the same period in the previous year.
This decrease is a result of the reductions in office expenses as well as legal and professional fees. We expect general and administrative expenses to decrease substantially over the previous year if E-City is unsuccessful in increasing its sales of computer mapping services by distributors or through direct sales.

    E-City has not made an investment to date in research and development. E-City has developed its computer mapping process and its Taxi Dispatch product as part of the execution of its obligations under agreements with its various customers. E-City's spent $0 on research and development during 2004 and 2003 respectively. Research and development expenses were not incurred during the fiscal year ended March 31, 2004, due to funding constraints.


Financial Condition

    For the year ended March 31, 2004 E-City had net losses of $149,206 while for year ended March 31, 2003 E-City had net losses of $507,934. Also, for the year ended March 31, 2004 the company had a working capital deficit of $197,375 while for year ended March 31, 2003 the company had a working capital deficit of $98,932.

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

    We have traditionally been able to finance our growth primarily through funds generated from operations. However, for the year ended March 31, 2004, net cash provided by operating activities was $1,796. As of March 31, 2004, we had cash and cash equivalents of $119.


    The company had a negative change in cash of $55 for the year ended
March 31, 2004. The principal sources of cash were the collection of an income tax receivable, a settlement expense of $40,000, an increase in notes payable of $132,170 and an increase in depreciation and amortization of $7,315. The principal uses of cash were a net loss of $149,206 and a decrease in accounts payable of $93,362.

    For the year ended March 31, 2004 and 2003, the company had no contract work in progress. Contract work in progress represents the costs to produce the interactive city guides and is accumulated as an asset and recorded as costs of goods sold when revenue is recognized. Management has elected to include into work in progress a portion of general and administrative costs based on a reasonable usage for the direct production of the interactive city guides. Other direct costs are included at 100% until the revenue is recognized.

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

    As of March 31, 2004 our principal commitments consisted of our obligations outstanding under accrued expenses, accounts payable and our note payable to On-Alert Systems, Inc. We have no material commitments for capital expenditures. In the next fiscal quarter, we expect no significant capital expenditures or lease commitments.

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

Item 7. FINANCIAL STATEMENTS







                              E-CITY SOFTWARE, INC.
                                 AND SUBSIDIARY








               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS








                             March 31, 2004 and 2003

                              E-CITY SOFTWARE, INC.
                                 AND SUBSIDIARY



                                TABLE OF CONTENTS



                                                                            Page

Report of Independent Certified Public Accountants                           20

Consolidated Financial Statements:

   Consolidated Balance Sheets - March 31, 2004 and 2003                     21

   Consolidated Statements of Operations for the Years ended
   March 31, 2004 and 2003                                                   22

   Consolidated Statements of Stockholders' Equity for
   the Years Ended March 31, 2004 and March 31, 2003                         23

   Consolidated Statements of Cash Flows for the Years Ended
   March 31, 2004 and 2003                                                   24

Notes to Consolidated Financial Statements                                   25

       HANSEN, BARNETT & MAXWELL              Registered with the Public Company
       A Professional Corporation                Accounting Oversight Board
      CERTIFIED PUBLIC ACCOUNTANTS
       5 Triad Center, Suite 750
     Salt Lake City, UT 84180-1128
        Phone: (801) 532-2200
         Fax: (801) 532-7944
           www.hbmcpas.com







               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders
E-City Software, Inc. and Subsidiary
New Orleans, Louisiana

We have audited the accompanying balance sheets of E-City Software, Inc. and subsidiary as of March 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E-City Software, Inc. and subsidiary as of March 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's working capital deficit and lack of revenues over the last year raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                       HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
July 12, 2004

                      E-CITY SOFTWARE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2004 and 2003

                           CONSOLIDATED BALANCE SHEETS

                                                                      March 31,                 March 31,
                                                                        2004                       2003
                                                                      ----------                 -----------
                             ASSETS

Current assets:
  Cash and cash equivalents.....................................      $     119                   $     174
  Income taxes receivable                                                     -                      53,217
                                                                      ---------                   ---------
       Total current assets.....................................            119                      53,391

Property and equipment, net.....................................            198                      17,629
                                                                      ---------                   ---------
Total assets....................................................     $      317                   $  71,020
                                                                      =========                   =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................................      $  62,829                   $  77,927
  Related party note payable....................................        132,170                           -
  Accrued expenses..............................................          2,495                      68,407
  Accrued income taxes..........................................              -                       5,989
                                                                      ---------                   ---------
       Total current liabilities................................        197,494                     152,323
                                                                      ---------                   ---------
Total Liabilities...............................................        197,494                     152,323

Stockholder's equity:
  Common stock, $0.0001 par value, 50,000,000 shares............
  authorized, 45,130,000 shares issued and outstanding..........          4,513                       1,013
Additional paid in capital                                              359,985                     323,485
Retained earnings...............................................       (541,031)                   (391,825)
Accumulated other comprehensive income (loss)...................        (20,644)                    (13,976)
                                                                       ---------                  ---------
       Total Stockholder's equity                                      (197,177)                    (81,303)
                                                                      ---------                   ---------
       Total liabilities and stockholders' equity...............     $      317                   $  71,020
                                                                      =========                   =========



                      E-CITY SOFTWARE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003



                                                                                                      2004             2003
                                                                                             -------------    -------------

Sales                                                                                        $           -    $           -

Cost of Goods Sold                                                                                       -                -
                                                                                             -------------    -------------

      Gross Profit                                                                                       -                -

Operating Expenses
      General and administrative expenses                                                          139,944          166,147
      Sales and marketing expenses                                                                       -           50,684
      Write-off of related party accounts receivable                                                     -            8,067
      Write-off of accounts receivable                                                                   -          402,711
                                                                                             -------------    -------------

            Total Operating Expenses                                                               139,944          627,609
                                                                                             -------------    -------------

Income (Loss) from Operations                                                                     (139,944)        (627,609)

Other Income (Loss)
      Interest income                                                                                    -            3,400
      Gain (loss) on foreign currency exchange                                                           -           (1,538)
      Loss on asset disposition                                                                          -           (7,478)
      Impairment of computer software                                                              (11,662)               -
      Gain on forgiveness of debt                                                                    2,400           72,074
                                                                                             -------------    --------------

            Net Other Income (Loss)                                                                 (9,262)          66,458
                                                                                             -------------    --------------

Income (Loss) Before Provision
   For Income Taxes                                                                               (149,206)        (561,151)

(Provision For) Benefit From Income Taxes                                                                -           53,217
                                                                                             -------------    --------------

Net Income (Loss)                                                                            $    (149,206)   $    (507,934)
                                                                                             =============    =============

Basic And Diluted Income (Loss)
   Per Common Share                                                                          $       (0.00)   $       (0.05)
                                                                                             =============    =============

Weighted Average Shares Outstanding                                                             40,047,808       10,130,000
                                                                                             =============    =============


The accompanying notes are an integral part of these consolidated financial statements




                      E-CITY SOFTWARE, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

                                                                                         Accumulated
                                                                            Retained           Other
                                      Common Stock          Paid in         Earnings   Comprehensive     Total
                                  Shares       Amount       Capital         (Deficit)   Income (Loss)    Equity



Balance - March 31, 2002      10,130,000   $    1,013  $   323,485    $      116,109   $  (15,347)  $  425,260

Net loss                               -            -            -          (507,934)           -     (507,934)
Translation adjustments                -            -            -                 -        1,371        1,371

Comprehensive Loss                     -            -            -                 -            -     (506,563)
                              ----------   ----------  -----------    --------------   ----------   ----------
Balance - March 31, 2003      10,130,000   $    1,013  $   323,485    $     (391,825)  $  (13,976)  $  (81,303)
                              ----------   ----------  -----------    --------------   ----------   ----------

Net loss                               -            -            -          (149,206)           -     (149,206)
Translation adjustments                -            -            -                 -       (6,668)      (6,668)

Shares issued for
assumption of debt            35,000,000        3,500       36,500                 -            -       40,000

Comprehensive Loss                     -            -            -                 -            -     (155,874)
                              ----------   ----------  -----------    --------------   ----------   ----------
Balance - March 31, 2004      45,130,000   $    4,513  $   359,985    $     (541,031)  $  (20,644)  $ (197,177)
                              ==========   ==========  ===========    ==============   ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements



                      E-CITY SOFTWARE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003


                                                                                                      2004             2003
                                                                                             -------------     ------------
Cash Flows From Operating Activities
      Net loss                                                                               $    (149,206)   $    (507,934)
      Foreign exchange (gain) loss                                                                       -            1,538
      Depreciation and amortization                                                                  7,315           31,323
      Impairment of computer software                                                               11,662                -
      Loss on asset disposition                                                                          -            7,478
      Gain on forgiveness of debt                                                                   (2,400)         (72,074)
      Settlement expense                                                                            40,000                -
      Write-off of related party receivable                                                              -          402,711
      Write-off of accounts receivable                                                                   -            8,067
Changes in current assets and liabilities:
            Accounts receivable                                                                          -           67,363
            Related party advances receivable                                                            -            4,407
            Contract work in progress                                                                    -           35,600
            Prepaid expenses and other current assets                                                    -           10,322
            Income taxes receivable                                                                 53,217          (53,217)
            Accounts payable and accrued expenses                                                  (90,962)          58,389
            Related party notes payable                                                            132,170                -
            Related party advances payable                                                               -             (632)
            Deferred revenue                                                                             -           (2,250)
                                                                                             --------------     ------------

       Net Cash Provided by (Used in) Operating Activities                                           1,796           (8,909)
                                                                                               ------------     ------------

Cash Flows From Financing Activities
      Principal payments of long-term debt                                                               -           (3,841)
                                                                                               -------------    --------------

       Net Cash Provided by Financing Activities                                                         -           (3,841)
                                                                                             -------------    --------------

       Effect of Exchange Rate Changes on Cash                                                      (1,851)            (473)
                                                                                             -------------    --------------

Net Increase (Decrease) in Cash and Cash Equivalents                                                   (55)         (13,223)

Cash and Cash Equivalents at Beginning of Year                                                         174           13,397
                                                                                             -------------    -------------

Cash and Cash Equivalents at End of Year                                                     $         119    $         174
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

     Business Condition -- The Company's only present prospect for revenue is the uncompensated efforts of its chief executive officer, William Robinson. William Robinson is also the CEO of Proxity Digital Networks, Inc. (PDNW)and its wholly owned subsidiary On Alert Systems, Inc. and On Alert is the holder of 35,000,000 common shares of E-City Software, Inc. In September 2003, the Company entered into an amended strategic alliance agreement with On Alert Systems, Inc. The agreement provides that E-City give On Alert a global exclusive license to develop, produce and distribute all of the Company's mapping software in return for a revenue share of 5% of the net profits from the sale of the mapping software. Mr. Robinson may also attempt to locate customers for some of E-City's developed computer mapping products.

     The Company intends over the next 12 months to focus on increasing its cash position by means of a combination of the following: (i) the sale of equity or debt securities in the company; and (ii) sales of the Company's existing computer mapping products through direct sales negotiated primarily by chief executive officer, William Robinson. No assurances can be given that the Company will be successful in deriving cash flows and revenues from any of the above methods.

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

Contract Work In Progress -- In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Subsequent costs to produce the interactive guides are accumulated as an asset, "contract work in progress", and recorded as costs of goods sold when revenue is recognized. Contract work in progress for projects that are not expected to be included in costs of goods sold during the twelve months following the balance sheet date are recorded as long-term costs in the "other assets" section of the balance sheet. Contract work in progress that is expected to be recorded as costs of sales within the next twelve months is included in current assets. There were no projects in process as of March 31, 2004.

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

Property and Equipment -- Property and equipment is reported at cost. Minor repairs, enhancements, and maintenance costs are expensed when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended March 31, 2004 and 2003 was $7,315 and $31,323, respectively. Major categories of property and equipment and estimated useful lives are as follows:

                                                    Estimated Useful Life

                  Furniture and fixtures..................3-7 years

                  Computer equipment.......................5 years

                  Automobiles..............................5 years

Impairment of Long-lived Assets -- The Company reviews its long-lived assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. The Company now considers the computer software of its subsidiary Butterfly Software to be impaired and as such has written down the remainder of this asset.

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

Basic and Diluted Net Income Per Share -- Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share. There were no potentially issuable shares at March 31, 2004 and 2003.

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

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Cash Flow Information -- During the years ended March 31, 2004 and 2003, the Company paid $9,172 and $2,555, respectively, for interest.

At March 31, 2003, the Company offset $87,600 of receivables from the president of the Company with $87,600 of payables to the same individual.

NOTE 3 - Note Payable

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


NOTE 4 - Amendment to Strategic Alliance Agreement

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

NOTE 5 - COMPREHENSIVE LOSS

Comprehensive loss consists of foreign currency translation adjustments as follows:
                                  Before-Tax       Tax                Net-of-Tax
                                  Amount           Benefit            Amount
                                  -----------      -----------        ----------

Other Comprehensive Income       $ (15,347)        $       -          $ (15,347)
As of March 31, 2002

Translation adjustments             1,371                  -              1,371
                                -----------        ----------         ----------

Other Comprehensive Income       $ (13,976)        $       -          $ (13,976)
As of March 31, 2003

Translation adjustments          $  (6,668)         $       -            (6,668)
                                -----------        ----------         ----------
 Other Comprehensive Income
As of March 31, 2004             $ (20,644)        $       -          $ (20,644)
                                ===========        ==========         ==========


NOTE 6 - INCOME TAXES

The following presents the components of the net deferred tax asset at March 31, 2004 and 2003:

                                                       March 31,
                                             ----------------------------

                                                2004               2003
                                            ------------        -----------

Benefit of net operating loss carryforward   $ 191,388           $135,435
Valuation allowance                           (191,388)          (135,435)
                                             ----------         ----------

Net Deferred Tax Asset                       $       -          $       -
                                             ==========         ==========


The valuation allowance increased $55,953 during the year ended March 31, 2004, and increased by $135,435 during the year ended March 31, 2003.

The following is a reconciliation of the income tax benefit computed at the federal statutory tax rate with the provision for income taxes for the years ended March 31, 2004 and 2003:


                                                         March 31,
                                              --------------------------------
                                              2004                 2003
                                              -----------          -----------

Income tax (benefit) obligation at
statutory rate (16% and 34%)                  $  (55,953)         $ (210,206)

Deferred tax valuation
allowance change                                  55,953             135,435

Carry back of net operating loss                       -              21,554

Foreign tax credit                                     -                   -

Change in tax rate                                     -                   -

Non-deductible expenses                                -                   -
                                              ----------             --------
Provision for (Benefit from) Income Taxes     $        -           $ (53,217)
                                              ==========             ========

NOTE 7 - LITIGATION

Litigation - In May 2002 a former employee of the Company filed a suit claiming non-performance under a severance agreement with the Company in King County, Washington District Court. The former employee claimed that the Company owes him $30,000 under a severance agreement and $9,505 in un-reimbursed expenses and legal fees. The employee began his employment with the Company in April 2002 and was terminated in the same month. On October 25, 2002 the company was notified that a judgment was awarded in the amount of $30,000. The Company has filed an order denying motion for attorney fees in this matter. On December 11, 2002 the Company executed a partial settlement agreement whereby computer equipment was transferred resulting in a $7,500 reduction in the amount owing to this former employee. On August 20, 2003 On Alert Systems, Inc. assumed responsibility for paying this debt. On Alert signed a settlement agreement on October 21, 2003 agreeing to pay $12,500 to the former employee and also executed a settlement agreement whereby the former employee agreed to a $19,505 reduction in the amount owed. This was settled in full for $12,500 in June 2004.

NOTE 8 - STOCKHOLDER'S EQUITY

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

NOTE 9 - CONTINGENCIES AND SETTLEMENTS

In October 2003, the Company executed a mutual release with the former president, Anis Jessa. The result was the cancellation of all outstanding options to purchase Company stock owned by Jessa, but also the return to Jessa of 2,149,000 shares of the Company's stock owned by Jessa. Each party released the other from all other obligations.

In October 2003, On Alert Systems, Inc. and William Robinson entered into a settlement agreement with Walter J. Wiley to settle $32,907 in total liabilities for $12,500, pursuant to an October 2002 judgment against the Company in favor of Wiley.

In October 2003, the Company executed a letter of intent with PKI Solutions, Inc., a Nevada corporation ("PKIS") to acquire certain PKIS assets in exchange for fifty percent (50%) of the Company's outstanding stock post-closing. Once funded, the Company would have been obligated to pay PKIS a monthly consulting fee to provide specific online functions, administrative and management duties in an amount not to exceed twenty-five thousand dollars ($25,000.00). Since that time, the letter of intent has expired. The company has terminated all negotiations with PKIS.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

Item 8A Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer has concluded, based on an evaluation conducted within 90 days prior to the filing date of this Annual Report on Form 10-KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide the officer the information necessary whether:

          (i) this Annual Report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report on Form 10-KSB, and
          (ii) the financial statements, and other financial information included in this Annual Report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report on Form 10-KSB.

     There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer/Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.



Part III.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Executive officers and directors

Our executive officers and directors and their ages, as of March 31, 2004, are as follows:

Executive officers

William C. Robinson - 48, chief executive officer, interim chief financial officer and director.


All directors of E-City hold office until the next annual meeting of stockholders of E-City or until their successors are elected and qualified.

Executive officers and directors:

William C. Robinson, chief executive officer, interim chief financial officer and director.

     William C. Robinson currently serves as chief executive officer and director for On Alert Systems, Inc., a New Orleans, Louisiana based security technology company which has exclusive marketing and distribution rights to various security and surveillance technologies where he has served in that capacity since its inception in March, 2003. Mr. Robinson also serves as chief executive officer and director for Cyber Aerospace Corp. A subsidiary of On Alert Systems, Inc., which has the exclusive global marketing rights to Techsphere Systems International, LLC spherical airships and also is a developer of unmanned aerial vehicles where he has served in that capacity since its inception in March of 2004. Mr. Robinson also serves as chief executive officer and director for Proxity Digital Networks, Inc., a New Orleans, Louisiana based technology holding company specializing in the security and surveillance technology business, where he has served in that capacity since its inception in April, 2001 and which owns On Alert Systems, Inc. a holding company . From January 2000 until April, 2001, Mr. Robinson provided venture capital and management consulting services to a variety of emerging growth companies from his offices in Tulsa, Oklahoma and New Orleans, Louisiana. From January 1998 until January, 2000, Mr. Robinson served as chief executive officer and director of Revenge Marine, Inc., a Miami, Florida based yacht manufacturer.

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


SECTION 16(a) BENEFICIAL REPORTING COMPLIANCE


     Based upon a review of Forms 3 and 4 furnished to the Registrant pursuant to Rule 16a-3(a) and written representations referred to in Item 405(b) (2)(i) of Regulation S-B, no directors, officers, beneficial owners of more than ten percent of the Registrant's common stock, or any other person subject to Section 16 of the Exchange Act failed for the period from April 1, 2003 through March 31, 2004 to file on a timely basis, the reports required by Section 16(a) of the Exchange Act.


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

Summary compensation table

                                               Long-term compensation
        Annual compensation                           awards
        -------------------                    ----------------------


Name,                           Other        Restricted  Securities
principal                       annual       stock       underlying  All other
position  Salary($) Bonus($) compensation($) award(s)($) options(#) compensation


William
Robinson     $0 (1)    0            0           0            0         0

(1) William Robinson has not yet drawn any salary from E-City Software.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2004, by:

o       each named executive officer;

o       each of our directors;

o       all current directors and executive officers as a group; and

o each person or group of affiliated persons who is known by us to own beneficially 5% or more of our common stock;


    Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 31, 2004, are deemed outstanding. These shares, however, are not deemed outstanding for purposes of computing percentage ownership of each other person. As of March 31, 2004, no individual listed in the table below owned any options or warrants to purchase any of our common or preferred stock.

    Except as indicated in the footnotes to this table and as required under applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by them. This table also includes shares owned by a spouse as community property. Percentage of ownership is based on 45,130,000 shares of common stock outstanding on March 31, 2004. Unless otherwise indicated, the address of each of the individuals named below is 1201 First Avenue South, Suite 330, Seattle, WA 98134.

     The following table includes information with respect to the common stock beneficially owned by officers, directors and 5% or greater shareholders as of March 31, 2004. The stockholders provided us the information included in the table below. To our knowledge, each of the stockholders has sole voting and investment power over the shares of common stock listed in the table below.

Name and address of beneficial owner

Executive officers



Title of class    Name and address of    Amount and nature of   Percent of class
                  beneficial owner       beneficial owner


Common          William Robinson (1)            0                  0
                1600 Canal Street
                Suite 1418
                New Orleans, LA 70112



Directors


Title of class    Name and address of    Amount and nature of   Percent of class
                  beneficial owner       beneficial owner


Common           William Robinson (1)            0                  0
                 1600 Canal Street
                 Suite 1418
                 New Orleans, LA 70112


Directors, executive officers as a group



Title of class    Name and address of    Amount and nature of   Percent of class
                  beneficial owner       beneficial owner


Common           Directors and officers
                 as a group                      0                  0

                 William Robinson (1)            0                  0
                 1600 Canal Street
                 Suite 1418
                 New Orleans, LA 70112


5% beneficial owners


Title of class  Name and address of     Amount and nature of   Percent of class
                beneficial owner        beneficial owner


Common          On Alert Systems, Inc.     35,000,000               77.5
                1600 Canal Street
                Suite 1418
                New Orleans, LA 70112


(1) William Robinson is the Chief Executive Officer of On Alert Systems, Inc. which owns 35,000,000 common shares of E-City Software, Inc.

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


                                              Price
                                              per          Shares of common
Purchaser               Dates of purchase     share        stock (Post split)
------------------ ------------------------------------------------------------

Anis Jessa (5)
director and
executive officer       5/12/00              $0.0001        7,110,500

Salim Devji (2)
director and
executive officer       8/1/00               $0.0001          400,000

Robin Moulder (4)
director and
executive officer       8/1/00               $0.0001           40,000

Susan Polmar (3)
executive officer       8/1/00               $0.0001           10,000

Shabnam Jessa (1)       5/12/00              $0.0001        1,924,500

Mohamed Azim Jessa
Irrevocable Trust (1)
14213 SE 63rd St.
Bellevue, WA 98006      5/12/00              $0.0001          150,000

Irrevocable
Aliyah Jessa Trust(1)   5/12/00              $0.0001          150,000

Zinnat Mohamedali       5/12/00              $0.0001           25,000
Gulamhusein1 (1)

Zehra Claire Visram (1) 5/12/00              $0.0001           10,000

Fidahusein Jessa (1)    5/12/00              $0.0001           10,000

On Alert Systems, Inc   5/23/03              $0.0011       35,000,000

Totals 44,830,000

1 Affiliates of Anis Jessa
2 Salim Devji resigned as an officer, director and employee of E-City Software on February 1, 2001
3 Susan Polmar resigned as an officer and employee of E-City Software on September 30, 2001
4 Robin Moulder resigned as an officer, director and employee of E-City Software on December 31, 2001
5 Anis Jessa resigned as chief executive officer, sole director, principal accounting officer, treasurer and secretary of E-City Software on May 23, 2003.

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

On April 1, 2001 Zehra Claire Visram and Anis Jessa agreed to rescind the gift of 10,000 common shares of E-City Software.

On September 30, 2001 Susan Polmar resigned as an officer of E-City Software.

On December 31, 2001 Robin Moulder resigned as an officer and director of E-City Software.

On May 23, 2003 Anis Jessa resigned as chief executive officer, sole director, principal accounting officer, treasurer and secretary of E-City Software.


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

Item 13. EXHIBITS LIST AND REPORTS ON FORM 8-K


Exhibits

Exhibit
Number                    Description of Exhibit
--------   --------------------------------------------------------------------
3.1 (a)    Articles of incorporation of the registrant
3.2 (a)    Bylaws of the registrant.
4.1 (a)    Specimen common stock certificate.
10.1 (a)   Form of common stock purchase agreement
10.2 (a) Common stock purchase agreement by and between E-City Software, Inc. and Anis Jessa.
10.3 (a) Common stock purchase agreement by and between E-City Software, Inc. and Salim Devji.
10.4 (a) Common stock purchase agreement by and between E-City Software, Inc. and Robin Moulder.
10.5 (a)   Common stock purchase agreement by and between E-City Software,
           Inc. and Susan Polmar.
10.6 (a) Stock purchase agreement by and between E-City Software, Inc. and Butterfly Software Inc.
10.7 (a)   Software development agreement
10.8 (a)   Software development agreement addendum
10.9 (b)   Cityscape promissory note dated January 15, 2001
10.10 (c)  Agreement between Keller Verlag Gmbh and E-City Software dated
           December 13, 2000
10.11 (b)  Property lease agreement between Butterfly Software Inc. and 343
           Railway Investments Ltd. dated April 30, 1999
10.12 (b)  Property lease agreement between Butterfly Software Inc. and 343
           Railway Investments Ltd. dated April 20, 2000
10.13 (d)  Form of Stock Transfer Agreement between E-City Software, Anis Jessa and Donees of Anis Jessa dated June 1, 2000
10.14 (e)  Master Distribution and Partnership Agreement between E-City Software and Orion Technology Inc. dated September 12, 2001
10.15 (e)  License Agreement by and between E-City Software, Inc. and Fog City
           Taxi, Inc. dated December 13, 2001
10.16 (e)  Form of common stock purchase agreement
10.17 (f)  Consulting Agreement by and between Anis Jessa and E-City Software,
           Inc. dated May 23, 2003.
10.18 (f)  Strategic Alliance Agreement by and between E-City Software, Inc.
           and On Alert Systems, Inc. dated May 23, 2003.
10.19 (f)  Settlement Agreement by and between E-City Software, Inc. and
           Cityscape.com, Inc. dated May 23, 2003.
10.20 (g)  Pledge and Security Agreement by E-City Software, Inc. in favor of
           On Alert Systems, Inc. dated August 20, 2003.
10.21 (g)  License Agreement by and between E-City Software, Inc. and On Alert
           Systems, Inc. dated September 3, 2003.
10.22 (g)  Amended Strategic Alliance Agreement by and between E-City Software,
           Inc. and On Alert Systems, Inc. dated September 3, 2003.
10.23 Agreement and Release by and between Anis Jessa and E-City Software, Inc. dated October 16, 2003.
31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a) Filed previously with the commission in registrant's Filing on Form SB-2 on September 22, 2000.
(b) Filed previously with the commission in registrant's Filing on Form SB-2/A on January 29, 2001.
(c) Filed previously with the commission in registrant's filing on Form SB-2/A on April 19, 2001.
(d) Filed previously with the commission in registrant's filing on Form SB-2/A on May 31, 2001.
(e) Filed previously with the commission in registrant's filing on Form 10KSB on June 28, 2002.
(f) Filed previously with the commission in registrant's filing on Form 8-K on May 27, 2003.
(g) Filed previously with the commission in registrant's filing on Form 10QSB on November 19, 2003.

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

Item 14. Principal Accountant Fees and Services

     The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, Hansen, Barnett & Maxwell, of Salt Lake City, Utah.

                                    Year Ended
                                    March 31,
                          -------------------------------------
                               2004                 2003
                          -------------------------------------
Audit Fees                   $  8,456             $ 15,297
Tax Fees                        1,000                1,016
                             --------             --------
Total                        $  9,456             $ 16,313


     "Audit Fees" consisted of fees billed for services rendered for the audit of the Company's annual financial statements and for review of the financial statements included in the Company's quarterly reports on Form 10-QSB.

     Hansen, Barnett & Maxwell did not perform any non-audit services for the Company in either the fiscal year ended March 31, 2004 or the fiscal year ended March 31, 2003.

     Financial Information System Design and Implementation. Hansen, Barnett & Maxwell did not charge the Company any fees for financial information system design and implementation fees.

     The Company has no formal audit committee. However, the entire Board of Directors (the "Board") is the Company's defacto audit committee.

     In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

     The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees".

     The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended March 31, 2004, with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements.

     Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended March 31, 2004, for filing with the Securities and Exchange Commission. The Board also approved the reappointment of Hansen, Barnett & Maxwell as independent auditors.

     The Company's principal accountant, Hansen, Barnett & Maxwell, did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

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

                               Date: July 14, 2004


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

                               Date: July 14, 2004

Index to exhibits

Exhibit
Number                    Description of Exhibit
--------   --------------------------------------------------------------------
3.1 (a)    Articles of incorporation of the registrant
3.2 (a)    Bylaws of the registrant.
4.1 (a)    Specimen common stock certificate.
10.1 (a)   Form of common stock purchase agreement
10.2 (a) Common stock purchase agreement by and between E-City Software, Inc. and Anis Jessa.
10.3 (a) Common stock purchase agreement by and between E-City Software, Inc. and Salim Devji.
10.4 (a) Common stock purchase agreement by and between E-City Software, Inc. and Robin Moulder.
10.5 (a)   Common stock purchase agreement by and between E-City Software,
           Inc. and Susan Polmar.
10.6 (a) Stock purchase agreement by and between E-City Software, Inc. and Butterfly Software Inc.
10.7 (a)   Software development agreement
10.8 (a)   Software development agreement addendum
10.9 (b)   Cityscape promissory note dated January 15, 2001
10.10 (c)  Agreement between Keller Verlag Gmbh and E-City Software dated
           December 13, 2000
10.11 (b)  Property lease agreement between Butterfly Software Inc. and 343
           Railway Investments Ltd. dated April 30, 1999
10.12 (b)  Property lease agreement between Butterfly Software Inc. and 343
           Railway Investments Ltd. dated April 20, 2000
10.13 (d)  Form of Stock Transfer Agreement between E-City Software, Anis Jessa and Donees of Anis Jessa dated June 1, 2000
10.14 (e)  Master Distribution and Partnership Agreement between E-City Software and Orion Technology Inc. dated September 12, 2001
10.15 (e)  License Agreement by and between E-City Software, Inc. and Fog City
           Taxi, Inc. dated December 13, 2001
10.16 (e)  Form of common stock purchase agreement
10.17 (f)  Consulting Agreement by and between Anis Jessa and E-City Software,
           Inc. dated May 23, 2003.
10.18 (f)  Strategic Alliance Agreement by and between E-City Software, Inc.
           and On Alert Systems, Inc. dated May 23, 2003.
10.19 (f)  Settlement Agreement by and between E-City Software, Inc. and
           Cityscape.com, Inc. dated May 23, 2003.
10.20 (g)  Pledge and Security Agreement by E-City Software, Inc. in favor of
           On Alert Systems, Inc. dated August 20, 2003.
10.21 (g)  License Agreement by and between E-City Software, Inc. and On Alert
           Systems, Inc. dated September 3, 2003.
10.22 (g)  Amended Strategic Alliance Agreement by and between E-City Software,
           Inc. and On Alert Systems, Inc. dated September 3, 2003.
10.23 Agreement and Release by and between Anis Jessa and E-City Software, Inc. dated October 16, 2003.
31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a) Filed previously with the commission in registrant's Filing on Form SB-2 on September 22, 2000.
(b) Filed previously with the commission in registrant's Filing on Form SB-2/A on January 29, 2001.
(c) Filed previously with the commission in registrant's filing on Form SB-2/A on April 19, 2001.
(d) Filed previously with the commission in registrant's filing on Form SB-2/A on May 31, 2001.
(e) Filed previously with the commission in registrant's filing on Form 10KSB on June 28, 2002.
(f) Filed previously with the commission in registrant's filing on Form 8-K on May 27, 2003.
(g) Filed previously with the commission in registrant's filing on Form 10QSB on November 19, 2003.