Form 10QSB
period 2004-06-30
E CITYSOFTWARE INC
filed 2004-08-16
CIK 1118480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -------------------
                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004

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

     There were 45,130,000 shares of the Company's Common Stock, par value $0.0001, outstanding on August 1, 2004.

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

ITEM 1.  FINANCIAL STATEMENTS

                                E-CITY SOFTWARE, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                      June 30,                    March 31,
                                                                        2004                       2004 (1)
                                                                      ----------                 -----------
                             ASSETS                                  (unaudited)

Current assets:
  Cash and cash equivalents.....................................      $      95                   $     119
                                                                      ---------                   ---------
       Total current assets.....................................             95                         119

Property and equipment, net.....................................            173                         198
                                                                      ---------                   ---------
Total assets....................................................     $      268                   $     317
                                                                      =========                   =========

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable..............................................      $  66,334                   $  62,829
  Related party note payable....................................        135,545                     132,170
  Accrued expenses..............................................          2,495                       2,495
                                                                       ---------                   ---------
       Total current liabilities................................        204,374                     197,494
                                                                       ---------                   ---------
Total liabilities...............................................        204,374                     197,494

Stockholders' deficit:
  Common stock, $0.0001 par value, 50,000,000 shares
  authorized, 45,130,000 and 45,130,000 shares issued and
  outstanding respectively......................................          4,513                       4,513
Additional paid in capital......................................        359,985                     359,985
Accumulated deficit.............................................       (548,814)                   (541,031)
Accumulated other comprehensive income (loss)...................        (19,790)                    (20,644)
                                                                       ---------                   ---------
       Total stockholders' deficit                                     (204,106)                   (197,177)
                                                                       ---------                   ---------
       Total liabilities and stockholders' deficit...............     $     268                   $     317
                                                                      =========                   =========

--------------
(1) The balance sheet at March 31, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                E-CITY SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                        Three months ended
                                                                             June 30,
                                                                    --------------------------
                                                                        2004           2003
                                                                      --------       ---------
Sales...........................................................     $       -     $         -

Cost of Goods Sold..............................................             -               -
                                                                      --------        --------
         Gross Profit...........................................             -               -

Operating Expenses
  General and administrative.....................................        7,783          49,073
                                                                       -------         -------
   Total Operating Expenses.....................................         7,783          49,073
                                                                      --------        --------
Income (loss) from operations...................................        (7,783)        (49,073)


Net Income (Loss)...............................................    $   (7,783)      $ (49,073)
                                                                     =========       ==========
Basic and Diluted Income (Loss) Per Share.......................     $   (0.00)      $   (0.00)
                                                                     =========       ==========
Shares used in computing basic and diluted net loss per share
 applicable to common stockholders..............................     45,130,000      24,745,385
                                                                     ==========      ==========


                             See accompanying notes.

                              E-CITY SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                         Three months ended June 30,
                                                                     ------------------------------------
                                                                       2004                        2003
                                                                     --------                    --------
Operating activities:
Net income (loss)...............................................    $  (7,783)                 $ (49,073)
Net cash from operating activities:
  Depreciation and amortization.................................           25                      1,770
  Settlement expense............................................            -                     40,000

Changes in operating assets and liabilities:
      Accounts payable and accrued expenses.....................        4,359                      7,194
      Related parties notes payable.............................        3,375                          -
                                                                     ---------                  ---------
         Net cash provided by (used in) operating activities....          (24)                      (109)

                                                                     ---------                  ---------
Financing activities:

  Principal payments of long term debt..........................            -                          -
                                                                     ---------                  ---------
         Net cash provided by (used in) financing activities....            -                          -
                                                                     ---------                  ---------
            Effect of exchange rate changes on cash................         -                        (22)
                                                                     ---------                  ---------
Net increase (decrease) in cash and cash equivalents............          (24)                      (131)

Cash and cash equivalents at beginning of period................          119                        174
                                                                     ---------                  ---------
Cash and cash equivalents at end of period......................     $     95                   $     43
                                                                     =========                  =========


                             See accompanying notes.

                               E-CITY SOFTWARE, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1.   BASIS OF PRESENTATION

     The consolidated financial statements have been prepared by E-City Software, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of E-City Software, Inc. and its wholly owned subsidiary Butterfly Software, Inc, A British Columbia, Canada corporation, (collectively "E-City" or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at June 30, 2004 and the operating results and cash flows for the three months ended June 30, 2004 and 2003, these financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended March 31, 2004 included in the Company's Annual Report on Form 10-KSB filed July 14, 2004 and all amendments thereto. The consolidated balance sheet at March 31, 2004 has been derived from audited financial statements as of that date.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended
June 30, 2004 the Company incurred a net loss of $7,783. During the three months ended June 30, 2004, the Company had no revenues, and the accumulated deficit totaled $548,814. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the carrying amount and classification of recorded assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     The results of operations for the three months ended June 30, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2005.

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

Contract Work In Progress -- In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Subsequent costs to produce the computer software are accumulated as an asset, "contract work in progress", and recorded as costs of goods sold when revenue is recognized. Contract work in progress for projects that are not expected to be included in costs of good sold during the twelve months following the balance sheet date are recorded as long-term costs in the "other assets" section of the balance sheet. Contract work in progress that is expected to be recorded as costs of sales within the next twelve months is included in current assets. As of June 30, 2004 and March 31, 2004 there were no projects in process.

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

Basic and Diluted Income (Loss) Per Share - Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is calculated to give effect to potentially issuable common shares except during income periods when those potentially issuable common shares would increase the income per share. There were no potentially issuable shares at June 30, 2004 and 2003.

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

Note 5 - Note Payable

In August 2003, the Company executed a promissory note in favor of On Alert Systems, Inc. for assuming outstanding liabilities of the Company in the amount of $167,378.94, at 8.5% interest. On Alert also agreed to advance the monies necessary to keep E-City Software, Inc. current in its required SEC filings.
As of June 30, 2004, On Alert had satisfied $152,243.97 of the Company's outstanding debt.

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

     The following information should be read in conjunction with the Company's Annual Report on Form 10-KSB filed on July 14, 2004 with the Securities and Exchange Commission and all amendments thereto.

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

In August 2003, the Company executed a promissory note in favor of On Alert Systems, Inc. for assuming outstanding liabilities of the Company in the amount of $167,378.94, at 8.5% interest. On Alert also agreed to advance the monies necessary to keep E-City Software, Inc. current in its required SEC filings.
As of June 30, 2004, On Alert had satisfied $152,243.97 of the Company's outstanding debt.

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

Results of Operations

    Revenues were $0 during the three months ended June 30, 2004 and 2003. Although E-City had a number of prospective customers from April 2002 until July 2002, we were unable to successfully negotiate or enter into licensing transactions with these prospective customers due to our financial instability. As we were unable to secure such customers, our financial instability worsened and we effectively ceased operations in August 2002.

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

Cost of revenue. Cost of revenues were $0 for the three month periods ended June 30, 2004 and 2003 respectively as we were unsuccessful in generating any sales.



Operating Expenses

     Sales and marketing. Sales and marketing expenses were $0 during the three months ended June 30, 2004 and 2003. There have been no sales and marketing expenses for both three month periods ended 2004 and 2003 respectively as all sales and marketing related activities were eliminated. We expect no sales and marketing expenses over the remainder of the year unless our financial condition improves.

     General and administrative. General and administrative expenses were $7,783 during the three months ended June 30, 2004 and $49,073 during the three months ended June 30, 2003. General and administrative expenses decreased for three month period ended 2004 compared to the comparable fiscal 2003 period due mainly to the settlement expense of $40,000 incurred during the period ending June 30, 2003. General and administrative expenses during the three months ended June 30, 2004 comprised mainly of a accounting fees and interest on the note payable with On-Alert Systems, Inc. We expect our general and administrative costs in the next fiscal quarter to be consistent with the current quarter as we are maintaining only minimal operations.

Financial Condition

    For the period ended June 30, 2004, E-City had a net loss of $7,783 while for the period ended June 30, 2003, the Company had a net loss of $49,073. Also, for the period ended June 30, 2004, the Company had a working capital deficit of $204,279 while for the period ended June 30, 2003, the Company had a working capital deficit of $111,857.

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


Liquidity and capital resources

    For the period ended June 30, 2004, net cash used in operating activities was $24. As of June 30, 2004, we had cash and cash equivalents of $95. Net cash used in operating activities for the three months ended June 30, 2004 was primarily the result of a net loss offset by an increase in accounts payable and accrued expenses, an increase in notes payable and an increase in depreciation expenses. Net cash used in operating activities for the three months ended June 30, 2003 was primarily the result of a net loss offset by a by an increase in accounts payable and accrued expenses, depreciation expenses as well as a settlement expense.

      Net cash used in financing activities was $0 for both the three months ending June 30, 2004 and 2003 respectively.

     As of June 30, 2004 our principal commitments consisted of our obligations outstanding under accrued expenses, accounts payable and our note payable to On-Alert Systems, Inc. We have no material commitments for capital expenditures. In the next fiscal quarter, we expect no significant capital expenditures or lease commitments.

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

Dated:  August 16, 2004