Form 10QSB
period 2004-09-30
CYBER DEFENSE SYSTEMS INC
filed 2004-11-22
CIK 1118480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB


(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

[_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to ____________


Commission File Number: 333-46424

                          CYBER DEFENSE SYSTEMS, INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)


              FLORIDA                                    55-0876130
-------------------------------------           --------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                      Identification No.)

      10901 ROOSEVELT BOULEVARD
       ST. PETERSBERG, FLORIDA                               33716
-------------------------------------           --------------------------------
 (Address of principal executive offices)                  (Zip code)

                   Registrant's telephone number: 727-577-0878



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]


Indicate by check mark whether the registrant is an accelerated Filer (as defined in Rule 12-b-2 of the Exchange Act). YES [_] NO [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

          Title of Class                            Number of Shares Outstanding
Class A
Common Stock (par value $0.001 per share)     25,921,333 as of November 19, 2004

Class B
Common Stock (Par Value $0.001 per share)        150,000 as of November 19, 2004

Class C
vCommon Stock (Par value $0.001 per share)             2 as of November 19, 2004

                          CYBER DEFENSE SYSTEMS, INC.

                                      INDEX

                                                                            Page
                                                                          Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets
September 30, 2004 (Unaudited) and December 31, 2003 (unaudited)......     1

Consolidated Statements of Operations
Three Months Ended September 30, 2004
and September 30, 2003 (Unaudited)....................................     2

Consolidated Statements of Operations
Nine Months Ended September 30, 2004
and September 30, 2003 (Unaudited)....................................     3

Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2004
and September 30, 2003 (Unaudited)....................................     4

Notes to the Consolidated Financial
Statements (Unaudited)................................................     5

Item 2. Management's Discussion and Analysis of
Financial Condition and Plan of Operations............................     10

Item 3. Controls and procedures.......................................     13


PART II. OTHER INFORMATION

Item 1. Legal Proceedings ............................................     14

Item 2. Changes in Securities.........................................     14

Item 3. Defaults Upon Senior Securities...............................     14

Item 4. Submission of Matters to a Vote of Security
        Security Holders..............................................     14

Item 5. Other Information ............................................     14

Item 6. Exhibits and Reports on Form 8-K..............................     14

                 Signatures...........................................     15

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                  CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                        September 30,       December 31,
                                                                           2004                 2003
                                                                        -------------       -------------
                                                                         (unaudited)         (unaudited)
                                   ASSETS
CURRENT ASSETS:
 Cash and cash equivalents............................................  $     137,763       $         175
 Work in Progress.....................................................      1,175,000                   -
 Plans and designs....................................................        100,000                   -
Notes receivable from E-City Software, Inc............................              -             111,614
Restricted Cash.......................................................        193,354                   -
                                                                        -------------       -------------
 TOTAL CURRENT ASSETS.................................................      1,606,117             111,789
                                                                        -------------       -------------
OTHER ASSETS
Note Receivable - E-City Software, Inc................................              -             111,614
Investment in E-City Software, Inc....................................              -              40,000
Distribution Licenses, net of accumulated amortization of
         $ 34,708 and $14,494 respectively............................         19,162              39,406
Techsphere marketing rights, net of accumulated amortization
          of $37,500..................................................        462,500                   -
                                                                        -------------       -------------
TOTAL ASSETS..........................................................  $   2,087,779       $     191,040
                                                                        =============       =============

                 LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:

Accounts payable......................................................  $     348,823       $      34,199
Assumed debt of affiliated companies                                           41,337              98,972
Accrued liabilities...................................................         27,437               9,252
Notes payable - Cherokee..............................................      1,282,558              21,166
Notes payable - Proxity...............................................        107,011             107,011
Note payable - Alman..................................................        100,000                   -
Note payable - Quebec.................................................        242,216                   -
Due to affiliated companies...........................................         88,000             184,240
                                                                        -------------       -------------
TOTAL CURRENT LIABILITIES.............................................  $   2,237,382       $     454,840
                                                                        -------------       -------------
Commitments and contingencies

SHAREHOLDERS' DEFICIT:
Class A Preferred stock, $0.001 par value; 100,000,000 shares
authorized; none issued and outstanding...............................              -                   -
Common stock:
Class A, $0.001 par value; 200,000,000 shares authorized; 25,921,333
and 18,750,000 shares issued and outstanding ..........................         25,921               18,750
Class B, $0.001 par value; 200,000,000 shares authorized; 150,000
Shares issued and outstanding ........................................            150                  150
Class C, $0.001 par value; 200,000,000 shares authorized; 2
shares issued and outstanding ........................................              -                   -
Additional paid-in capital............................................      1,314,949
Accumulated deficit...................................................     (1,194,083)           (282,700)
                                                                        -------------       -------------
Total shareholder's deficit...........................................       (146,937)           (263,800)
Less subscription receivable..........................................          2,666                   -
                                                                        -------------       -------------
                                                                             (149,603)
                                                                        -------------       -------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                             $   2,087,779       $     191,040
                                                                        =============       =============


           See accompanying notes to consolidated financial statements

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               THREE MONTHS ENDED SEPTEMBER 30,

                                                                   2004                  2003
                                                             -------------         -------------

General and administrative expenses....................     $     158,999         $      68,054
                                                             -------------         -------------

Operating loss.........................................          (158,999)              (68,054)

Interest income........................................             3,030                     -
                                                             -------------         -------------

Loss from operations...................................          (155,969)              (68,054)
                                                             -------------         -------------

Net loss ..............................................      $   (155,969)         $   ( 68,054)
                                                             =============         =============


Basic and diluted loss per share.......................      $     (0.006)         $     (0.004)
                                                             =============         =============

Weighted average number of shares......................        25,647,781             18,750,000
                                                             =============         =============



          See accompanying notes to consolidated financial statements.

                  CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                NINE MONTHS ENDED SEPTEMBER 30,

                                                                   2004                  2003
                                                             -------------         -------------
Sales.................................................       $   3,015,000         $           -

Cost of Sales.........................................           2,200,000                     -
                                                             -------------         -------------

Gross Profit..........................................             815,000                     -

General and administrative expenses....................            957,823               131,555
                                                             -------------         -------------

Operating loss.........................................           (142,823)             (131,555)

Other Income...........................................             28,988                 1,514
                                                             -------------         -------------

Loss from operations...................................           (113,835)             (130,041)
                                                             -------------         -------------

Net loss ..............................................      $    (113,835)        $    (130,041)
                                                             =============         =============


Basic and diluted loss per share.......................      $      (0.005)        $       (0.01)
                                                             =============         =============

Weighted average number of shares......................         25,549,357            18,750,000
                                                             =============         =============



          See accompanying notes to consolidated financial statements.

                  CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                          -
                                   (Unaudited)

                                                                   NINE MONTHS ENDED SEPTEMBER 30,

                                                                      2004             2003
                                                                -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss..............................................       $    (113,835)     $      (130,041)
   Adjustments to reconcile net loss to net
   cash used by operating activities:
     Depreciation and amortization.......................              57,714                8,335
     Changes in assets and liabilities:
       Inventory.........................................          (1,175,000)                   -
       Accounts payable..................................             248,395                    -
       Accrued expenses..................................              15,651                6,341
                                                                -------------        -------------
NET CASH USED BY OPERATING ACTIVITIES....................            (967,075)            (115,365)
                                                                -------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of licenses.................................                   -              (40,000)
    Change in related party receivables/payables.........             493,427                9,638
    Purchase of intangible assets........................            (600,000)                   -
                                                                -------------        -------------
NET CASH USED BY INVESTING ACTIVITIES....................            (106,573)             (30,362)
                                                                -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable........................            1,842,985              146,972
     Principal payments on notes payable................             (446,777)             (20,000)
     Issuance of common stock...........................                6,988               18,750
                                                                -------------        -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES...............            1,403,196              145,722
                                                                -------------        -------------
Net increase in cash....................................              330,941                   (5)
Cash and cash equivalents, beginning....................                  176                    -
                                                                -------------        -------------
Cash and cash equivalents, ending.......................        $     331,117        $          (5)
                                                                =============        =============
NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Increase in investment in subsidiary by incurring
    related payable.....................................        $      53,800        $      40,000
  Additional paid-in capital purchased with related party note        398,655                    -
  Issuance of common stock for subscription receivable...               2,666                    -




          See accompanying notes to consolidated financial statements.

                   CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization, acquisitions and mergers and controlling shareholder

     Cyber Defense Systems, Inc. ("the Registrant" or "Cyber Defense") was incorporated on August 19, 2004 in Florida. On Alert Systems, Inc. ("On Alert") was incorporated on March 17, 2003 in Nevada and acquired a control position in Cyber Aerospace Corp. ("Cyber Aerospace") in March 2004. On Alert was merged with and into Cyber Defense on September 1, 2004. E-City Software, Inc. ("E-City") was organized in Nevada and on September 1, 2004 was also merged with and into Cyber Defense following the On Alert merger. As a result of the aforementioned, Cyber Defense is the successor to E-City and its shares of class A common stock began trading on the Over the Counter Bulletin Board ("OTC:BB") under the symbol CYDF on September 7, 2004. Due to the nature of the mergers, the historical financial statements of the Registrant are now those of On Alert and will include results of operations for Cyber Aerospace from its date of inception in March 2004, as it was previously a subsidiary of On Alert, and will also include the results of operations of E-City from it's date of merger, September 1, 2004.

     The majority and controlling shareholders of the company are Proxity Digital Networks, Inc., a publicly traded company ("PDNW") and Cherokee Raiders, Inc. ("Cherokee") owning 72.6 % and 26.1 % of the Class A common shares of the Registrant respectively. In addition, Cherokee also owns all 150,000 of the issued and outstanding shares of Class B common stock which allow for 1,000 votes per share. The Chief Executive Officer of both PDNW and Cherokee is Mr. Robinson, the Chief Executive Officer of the Registrant.

Basis of Presentation

     The unaudited financial statements included in the Form 10-QSB have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB of the Securities and Exchange Act of 1934. The financial information furnished herein reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented.

     Certain  information  and  footnote   disclosures   normally  contained  in
financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to such rules and regulations.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

                   CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


GOING CONCERN

     The Company had a working capital deficiency of $ 343,051 for the fiscal year ended December 31, 2003 and $ 631,265 for the nine months ended September 30, 2004. At September 30, 2004, the Company had an accumulated deficit of $1,194,083, and had incurred a loss of $113,835 for the nine months then ended and a loss of $282,700 for the year ended December 31, 2003. In addition, the Company's available unrestricted cash of $137,763 at September 30, 2004 is not sufficient to fund operations for the next twelve months. Such recurring losses and working capital deficiency raise doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.


NOTE 2 - INFORMATION ON THE MERGED ENTITIES AND BUSINESS PLAN

     The Registrant will continue to execute the On Alert business plan of seeking to acquire marketing rights to offensive and defensive security technologies supporting a full line of interoperable protection disciplines. By acquiring security products through teaming and licensed marketing and distribution agreements, the Company plans to introduce new product lines to multiple markets. Through exclusive global licenses, On Alert had also licensed a developing system that uses acoustical and ultrasonic means to sense and evaluate activity pertinent to the law enforcement, security and defense industries. On Alert also owned a majority and controlling position in Cyber Aerospace Corp.

     Through the Cyber Aerospace merger, the company is now involved in the sales and marketing of spherical airships through a global marketing agreement with Techsphere Systems International, LLC. In addition, the Company intends to continue assembling a team of military experts, aerospace and composite engineers to design and build a new generation of Unmanned Aerial Vehicles ("UAV'S") known as Individual Unmanned Airscouts ("IUAS"). Such vehicles are being designed so that they will be able to integrate advanced communications with airships that will provide a mobile stable platform and will be able to remain airborne in a set location longer than previously possible.

     Prior to the merger, E-City Software had developed its core 3DCityMap(TM) technology for 3D artistic rendering of streets, specific buildings and points of interest in major metropolitan down-town corridors and surrounding areas, including stadiums, airports and landmarks. These maps have been used primarily by clients to visually orient their customers to easily identify business locations, relevant landmarks, restaurants, hotels or other places of importance to tourists and travelers. E-City has produced fully geo referenced, web-enabled versions of these 3DCityMaps(TM) for our cartoGRAPHICS(TM) map engines as well as printed versions of these maps for its clients. These systems where applicable will be incorporated into the operating systems of the UAV's under development as well as the airships.


NOTE 3 - TECHSPHERE MARKETING RIGHTS

     Techsphere Systems International, LLC ("TSI") manufactures, constructs, and assembles Low, Medium and High altitude airships ("Airships") and TSI has the exclusive world wide right and license to manufacture the Airships according to the U.S and Canadian patents owned by 21st Century Airships, Inc., a Canadian corporation. Cyber Aerospace Corp.,("CYBER"), the operating subsidiary of Cyber Defense Systems, Inc., is engaged in marketing and sales to federal, state and local government agencies and the various Military branches (collectively referred to hereinafter as "Government Units") On March 13, 2004, CYBER entered into an agreement for $500,000 to on a global basis exclusively market and sell Airships manufactured by TSI to Government Units and non-exclusively to telecommunications entities. CYBER must, beginning one year from the anniversary date, provide $15,000,000 in annual sales to TSI. CYBERS' agreement will renew automatically for 3 year periods and terminates in 2019.

                   CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - Note Payable - Quebec

     On August 23, 2004, the Company and Quebec, Inc., ("Quebec") a Canadian corporation, executed a Secured Commercial Promissory Note pursuant to the terms of which the Company borrowed $242,216 from Quebec. Prepaid interest of $9,316 for 61 days was withheld from the initial funding and thereafter interest accrues at an annual rate of 24%. The Note is secured by certain equipment of the Company and securities owned by Mr. Robinson, the company's Chief Executive Officer. Prepayment is required from any equity or loan funds raised by the Company and full payment of all remaining principle and accrued interest is due no later than February 5, 2005. Quebec also acquired 88,000 shares of CYDF common stock at a price of $0.0593 per share.


NOTE 5- NOTES PAYABLE - CHEROKEE

     Cherokee Raiders Inc. is controlled by Mr. Robinson and is therefore a related company. Since the inception of On Alert in March 2003 and Cyber Aerospace in March 2004, they have received advances from Cherokee; certain expenses have been paid by Cherokee on behalf of On Alert and Mr. Robinson has also advanced certain funds to On Alert on behalf of Cherokee. Such advances totaled $1,282,558 and $ 21,166 at September 30, 2004 and December 31, 2003 respectively. Interest accrues at 12% annually and all notes and accrued interest are due on November 30, 2005. The convertible portion of $400,000 was converted to CYDF common shares at $.0593 per share on September 1, 2004 resulting in the issuance of 6,750,000 shares to Cherokee.


NOTE 6 - NOTES PAYABLE - ALMAN

     Jim Alman is President of Cyber Aerospace Corp. and Cyber Defense Systems, Inc. and has been nominated for the board of directors of Cyber Defense Systems, Inc. and therefore is an affiliate of the company. The UAV technology and development rights were purchased from Mr. Alman on March 5th 2004 for a $100,000 note, the right to purchase 1,000,000 shares of Cyber Aerospace Corp at par value of $.0001 a share and 5% of the gross revenues of revenue produced by his UAV designs. The terms of his note are on or before December 05, 2005 (the "Maturity Date"), Cyber Aerospace Corp. (the "Maker"), promises to pay to the order of James 8 % per annum on the then outstanding unpaid principal balance.


NOTE 7 - THE MERGERS AND ISSUANCE OF COMMON SHARES

     Proxity owned 18,750,000 and Cherokee Raiders owned 6,750,000 shares of On Alert before the merger, then, as a result of the merger, Proxity and Cherokee surrendered those 25,500,000 shares of On Alert, those shares were canceled, and, in exchange, Proxity and Cherokee received 25,500,000 newly issued shares of Class A Common Stock of Cyber Defense Systems, Inc.; (b) since Cherokee owned 150,000 shares of Class B Common Stock of On Alert (with the right to vote 1000 shares for each one share owned) before the merger, then, as a result of the merger, Cherokee surrendered those 150,000 shares of On Alert, those shares were canceled, and, in exchange, Cherokee received 150,000 newly issued shares of Class B Common Stock of Cyber Defense (which now also have the same right to vote 1000 shares for each one share owned); and (c) since On Alert itself owned 40,000,001 shares of E-City before the merger, this block of E-City stock, as a result of the merger, now belonged to Cyber Defense Systems, Inc., thus making E-City an 80% subsidiary of Cyber Defense. Basically, then, Proxity and Cherokee (as the holder of stock with "super voting" rights) would control Cyber Defense.

     The next step in the process entailed the merger of E-City into Cyber Defense pursuant to the "short-form" merger laws. A "short-form" merger allows a parent (such as Cyber Defense) to merge a subsidiary (such as E-City) into itself without having to obtain shareholder consent. As explained above, since Cyber Defense owned 40,000,001, or in excess of 80% of the number of Issued and Outstanding shares of E-City after the first merger, Cyber Defense was able to avail itself of the "short-form" merger statutes and merge E-City into itself without having to incur substantial legal fees by soliciting proxies.

     In the (second) change of domicile merger between E-City and Cyber Defense,
(a) the 40,000,001  shares of E-City owned by Cyber Defense were  canceled,  and
(b) for each 30 shares of the Common Stock of the "old" Nevada company (i.e., E-City) owned by them before the merger, the remaining shareholders of E-City received 1 share of the Class A Common Stock of the "new" Florida company ( i.e., Cyber Defense) after the merger. Thus, pursuant to and after the merger, those persons received a total of 333,333 shares of the "new" Florida Company. ( i.e., Cyber Defense). At September 30, 2004, there are 25,921,333 shares of the Class A Common Stock of Cyber Defense Issued and Outstanding. As mentioned above, 333,333 are held by E-City's prior public shareholders, 88,000 are held by Quebec, a lender to the company, 18,750,000 are held by Proxity, and 6,750,000 are held by Cherokee Raiders, L.P. and all Quebec, Proxity and Cherokee shares are restricted. In addition, 150,000 shares of Class B Common Stock of Cyber Defense, with multiple voting rights, are owned by Cherokee Raiders, L.P. However, these shares are also Restricted.

     Finally, since Cyber Aerospace has shareholders other than On Alert, those persons continue to own shares in Cyber Defense, Cyber Aerospace continues to be an operating subsidiary of Cyber Defense.

                   CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - SUBSEQUENT EVENTS

     The company has entered into agreements with PSC Equipment, Inc. of Margate, Florida, and Equipment Depot, Inc. of Pompano Beach, Florida to acquire approximately $8,150,000 of aerospace R & D and production equipment to further the fulfillment of the companies contracts and purchase orders. The separate transactions are expected to close upon the completion of inspections and appraisals. The company is paying approximately $5.4 million in a combination of cash and the exchange of newly issued common stock of On Alert Systems, Inc., valued at $2.50 a share for the purposes of the transactions to complete the purchase.

     The company has recently entered into negotiations with two institutional lending institutions for funding for the purpose of providing expansion and working capital for the company. The amount currently under negotiation is in the $3 million to $5 million dollar range. The company anticipates the terms and conditions to be tied to the proposed equipment closing that will be used as collateral in the aforementioned transactions.

     The company entered into employment agreements in November 2004 with William Robinson, as Chief Executive Officer at a salary of $250,000 a year and an annual award of 250,000 shares for each completed year of service; James Alman, as President of Cyber Aerospace and Cyber Defense for $120,000 a year with an award of 50,000 shares for each completed year of service, Bill Strobel as V.P. of Business Development for $30,000 a year with an award of 40,000 shares for each year of completed service; Barry Nelsen as V.P. of Government Sales for $120,000 a year with 40,000 sharesfor each completed year of service, Andrea Facchinetti as Senior Systems Engineer at an annual salary of $78,000 and an award of 25,000 shares for each completed year of service, Jaffray Stephens as Director of Research and Development for $78,000 annually and an award of 25,000 shares for each year of completed service. These employment agreements are effective on January 1, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

     This management's discussion and analysis of financial conditions and results of operations contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance are forward-looking statements that involve risks and uncertainties, detailed from time to time in the Company's various SEC filings. No assurance can be given that any such matters will be realized.

                              RESULTS OF OPERATIONS

The Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

     General and administrative expenses totaled $158,999 for the three months ended September 30, 2004 as compared to $68,054 for the three months ended September 30, 2003, a net increase of $90,945. The net increase is primarily due to an increase in specialized consulting and legal fees as well as the inclusion of the general and administrative expenses of Cyber Aerospace, Corp. in the amount of $ 22,666.

The Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

     General and administrative expenses totaled $957,823 for nine months ended September 30, 2004 as compared to $131,555 for the nine months ended September 30, 2003, a net increase of $826,268. The increase is primarily due to an increase in specialized consulting cost and legal fees as well as the inclusion of the general and administrative expenses of Cyber Aerospace, Corp. of $533,605.

     Other income of $28,988 in the 2004 nine-month period is comprised of a gain on settlement of indebtedness of $20,407 and interest income of $8,581. Other income in the 2003 nine-month consisted of $1,514 of interest income.

Liquidity and Capital Resources

     The Company's primary needs for liquidity and capital resources are the funding of salaries and other administrative expenses related to the management of the Company.

     The Company's cash and cash equivalents of $137,763 as of September 30, 2004 are not sufficient to support current levels of operations for the next twelve months and it will be necessary for the Company to seek additional financing.

     The company has entered into agreements with PSC Equipment, Inc. of Margate, Florida, and Equipment Depot, Inc. of Pompano Beach, Florida to acquire approximately $8,150,000 of aerospace R & D and production equipment to further the fulfillment of the companies' contracts and purchase orders. The separate transactions are expected to close upon the completion of inspections and appraisals. The company is paying approximately $5.4 million in a combination of cash and the exchange of newly issued common stock of On Alert Systems, Inc., valued at $2.50 a share for the purposes of the transactions to complete the purchase.

     The company has recently entered into negotiations with two institutional lending institutions for funding for the purpose of providing expansion and working capital for the company. The amount currently under negotiation is in the $3 million to $5 million dollar range. The company anticipates the terms and conditions to be tied to the proposed equipment closing that will be used as collateral in the aforementioned transactions.

Critical Accounting Policies

     The Company's discussion and analysis of its financial condition and results of operations are based upon Cyber Defense's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates that affect the reported amounts of assets, liabilities and expenses. The Company evaluates its estimates on an ongoing basis, including estimates for income tax assets and liabilities and the impairment of the value of investments. The Company bases its estimates on historical experience and on actual information and assumptions that are believed to be reasonable under the circumstances at that time. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following critical accounting policies affect its more significant estimates used in the preparation of its financial statements.

Accounting for Income Taxes.

     The Company currently records a full valuation allowance against the deferred tax benefit for net operating losses generated, since in management's opinion the net operating losses do not meet the more likely than not criteria for future realization.

Impairment of Investments.

     Cyber Defense Systems, Inc. reviews estimates of the value of its investments each reporting period and records an impairment loss to the extent that management believes that there has been an impairment to the carrying value.

Recent Accounting Pronouncements

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts entered into or modified after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the Company's financial statements.

     In May 2003,  the FASB issued  Statement of  Accounting  Standards  No. 150
"Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact, if any, of the adoption of SFAS on its financial position or results of operations.


     In May 2003, the consensus on EITF Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease," was issued. The guidance in the consensus applies to the purchase or sale of goods and services under various types of contracts, including outsourcing arrangements. Based on the criteria in the consensus, both parties to an arrangement are required to determine whether the arrangement includes a lease within the scope of SFAS No. 13, "Accounting for Leases." The new requirement applies prospectively to new or modified arrangements for reporting periods beginning after May 28, 2003. Accordingly, as of August 1, 2003, the company accounted for new or modified arrangements based on this guidance. Adoption of this standard did not have an impact on our company's financial statements.

     In December 2003, the Financial Accounting Standards Board (" FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities which was originally issued in January 2003. FIN 46 or revised provides guidance on the consolidation of certain entities when control exists through other entities created after January 31, 2003. The Company does not hold a variable interest in any enterprise. Accordingly, the Company does not expect the provisions of FIN 46 to have a material effect on future interim or annual financial statements.

     On December 18, 2003 the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"), which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The adoption of SAB 104 did not have a material impact the Company's financial position or results of operations.


ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

     Our chief executive officer who is also our chief financial officer, after evaluating our "disclosure controls and procedures" (as defined in the
Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15d-14(c) have concluded that as of a date within 90 days of the filing date of this report (the "Evaluation Date") our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls

     Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                           PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     None


ITEM 2. CHANGES IN SECURITIES

     Mergers and issuances from 8-K


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None


ITEM 5. OTHER INFORMATION

     None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     EXHIBITS

31.1 Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley").

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



     REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K on September 15, 2004 regarding the mergers with E-City Software, Inc. and On Alert Systems, Inc..

                                   SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           CYBER DEFENSE SYSTEMS, INC.


     November 22, 2004


                      By:   /s/ Billy Robinson
                            -------------------
                            Billy Robinson
                             Chief Executive Officer


                      By:   /s/ Billy Robinson
                            -------------------
                            Billy Robinson
                             Chief Financial Officer