Form 10QSB/A
period 2004-09-30
CYBER DEFENSE SYSTEMS INC
filed 2005-02-24
CIK 1118480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                    FORM 10-QSB/A

For the Quarterly Period Ended September 30, 2004

Commission File Number: 333-46424

                          CYBER DEFENSE SYSTEMS, INC.
               --------------------------------------------------
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




------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing
requirements for the past 90 days.        YES [X]    NO [_]


Indicate  by check mark  whether  the  registrant  is an  accelerated  Filer (as
defined in Rule 12-b-2 of the Exchange Act).  YES [_]   NO [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.


          Title of Class                          Number of Shares Outstanding
-------------------------------------           --------------------------------
Class A Common Stock
        (par value $0.001 per share)           25,921,562 as of January 31, 2005
Class B Common Stock
        (Par Value $0.001 per share)              150,000 as of January 31, 2005
Class C Common Stock
        (Par value $0.001 per share)                    2 as of January 31, 2005

                           CYBER DEFENSE SYSTEMS, INC.


                                      INDEX



                                                                            Page
                                                                          Number


     PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of
     September 30, 2004 (Unaudited) and December 31, 2003....................  1
Consolidated Statements of Operations for the
     Three Months Ended September 30, 2004
     and September 30, 2003 (Unaudited)......................................  2
Consolidated Statements of Operations for the
     Nine Months Ended September 30, 2004
     and September 30, 2003 (Unaudited)......................................  3
Consolidated Statements of Cash Flows for the
     Nine Months Ended September 30, 2004
     and September 30, 2003 (Unaudited)......................................  4
Notes to the Consolidated Financial
     Statements (Unaudited)..................................................  6

Item 2. Management's Discussion and Analysis of
             Financial Condition and Plan of Operations...................... 12

Item 3. Controls and procedures.............................................. 16


     PART II. OTHER INFORMATION

Item 1. Legal Proceedings ................................................... 16

Item 2. Changes in Securities................................................ 16

Item 3. Defaults Upon Senior Securities...................................... 16

Item 4. Submission of Matters to a Vote of Security
             Security Holders...............................................  16

Item 5. Other Information ................................................... 16


Item 6. Exhibits and Reports on Form 8-K..................................... 16

Signatures................................................................... 17

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                                                September 30,      December 31,
                                                                                    2004               2003
                                                                                -------------      ------------
                                                                                 (unaudited)
                                        ASSETS
     CURRENT ASSETS:
      Cash and cash equivalents.............................................    $     137,764      $        319
      Restricted Cash.......................................................           36,422                 -
     Inventory.............................................................         1,175,000                 -
     Prepaid interest......................................................             6,211                 -
                                                                                -------------      ------------
      TOTAL CURRENT ASSETS..................................................        1,355,397               319
                                                                                -------------      ------------
     OTHER ASSETS
     Intangible assets, net of accumulated amortization of
               $99,291 and $14,494 respectively.............................          554,609            39,406
     Property and equipment, net of accumulated depreciation
               of $1,925 and $29,513 respectively...........................              148            14,278
              Deposits and costs of equipment                                         142,338                 -
              Loan Costs, net of accumulated amortization of $589
                  and -0- respectively.                                                13,552                 -
                                                                                -------------      ------------
     TOTAL ASSETS..........................................................     $   2,066,044      $     54,003
                                                                                =============      ============
                      LIABILITIES AND SHAREHOLDERS' DEFICIT
     CURRENT LIABILITIES:
     Accounts payable......................................................     $     343,659      $     95,056
     Accounts payable related parties........................................         283,964           184,506
     Assumed debt of affiliated companies..................................            41,337            98,972
     Accrued liabilities...................................................            30,951            11,787
     Notes payable - related parties.......................................         1,123,763           128,177
     Notes payable - Quebec, Inc...........................................           242,216                 -
                                                                                -------------      ------------
     TOTAL CURRENT LIABILITIES.............................................     $   2,065,890      $    518,498
                                                                                -------------      ------------
     Long-term notes payable - related parties.............................           200,000                 -
                                                                                -------------      ------------
     Total liabilities.....................................................         2,265,890           518,498
                                                                                -------------      ------------
     Minority interest in Cyber Aerospace, Corp. (6.2%)....................            12,791                 -

     Commitments and contingencies                                                          -                 -

     SHAREHOLDERS' DEFICIT:

     Class A Preferred stock, $0.001 par value; 100,000,000 shares
     authorized; none issued and outstanding...............................                 -                 -
     Common stock:
     Class A, $0.001 par value; 200,000,000 shares authorized; 25,921,562
     and 18,750,000 shares issued and outstanding respectively.............            25,922            18,750
     Class B, $0.001 par value; 200,000,000 shares authorized; 150,000
     and -0- shares issued and outstanding respectively....................               150                 -
     Class C, $0.001 par value; 200,000,000 shares authorized;
     2 shares and -0- shares issued and outstanding, respectively..........                 -                 -
     Additional paid-in capital............................................           398,321                 -
     Accumulated other comprehensive loss..................................            (7,064)           (6,540)
     Accumulated deficit...................................................          (629,966)         (476,705)
                                                                                -------------      ------------
     Total shareholder's deficit...........................................          (212,637)         (464,495)
                                                                                -------------      ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                $   2,066,044      $     54,003
                                                                                =============      ============

                   The accompanying notes are an integral part of these consolidated financial statements

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       THREE MONTHS ENDED
                                                                         SEPTEMBER 30,

                                                                        2004         2003
                                                                        ----         ----

Revenue................................................         $           -   $             -

General and administrative expenses....................               195,877           101,507
                                                                   ----------          --------

Loss from Operations...................................              (195,877)         (101,507)

Other Income (Expense)
Interest income........................................                 3,030                 -
Interest expense.......................................                (3,976)           (3,904)
Gain on forgiveness of debt............................                     -            22,807
                                                                   ----------          --------
Other Income (Expense), net............................                  (946)           18,903
                                                                   ----------          --------

Net Loss Before Income Tax and Minority Interest........             (196,823)          (82,604)
                                                                   ----------          --------

Provision for income tax................................                    -                 -
Minority interest.......................................                5,865                 -
                                                                   ----------          --------

Net loss...............................................         $    (190,958)  $       (82,604)

Basic and diluted loss per share.......................         $       (0.01)  $        (0.004)
                                                                   ==========          ========
Weighted average number of Class A
 common shares outstanding.............................            21,181,222        18,750,000
                                                                   ==========        ==========



                   The accompanying notes are an integral part of these consolidated financial statements

                  CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,

                                                                        2004         2003
                                                                        ----         ----
Revenues

Service revenues......................................          $     315,000   $             -
Airship sales.........................................              2,700,000                 -
                                                                   ----------          --------
Total Revenues                                                      3,015,000                 -

Cost of product sold...................................            2,200,000
-
General and administrative expenses....................               929,577           195,060
                                                                   ----------          --------
Total Expenses.........................................             3,129,577           195,060
                                                                   ----------          --------

Loss from Operations...................................              (114,577)         (195,060)

Other Income (expense)

Interest income........................................                 8,581                 -
Interest expense.......................................               (22,269)           (6,342)
Gain on forgiveness of debt............................                     -            22,807
Write off of equipment.................................               (12,205)                -
Impairment of goodwill.................................                     -          (121,303)
                                                                   ----------          --------
Other Income (Expense), Net............................               (25,893)         (104,838)
                                                                   ----------          --------

Net Loss Before Income Tax and Minority Interest.......              (140,470)         (299,898)

Provision for income tax...............................                     -                 -
Minority interest......................................               (12,791)                -
                                                                   ----------          --------

Net loss ..............................................         $    (153,261)  $      (299,898)
                                                                   ==========          ========


Basic and diluted loss per share.......................         $       (0.01)  $         (0.02)
                                                                   ==========          ========

Weighted average number of Class A
  common shares outstanding............................            19,560,407         18,750,000
                                                                   ==========         ==========



                   The accompanying notes are an integral part of these consolidated financial statements

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,

                                                                        2004         2003
                                                                        ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss.................................................    $     (153,261) $     (299,898)
   Adjustments to reconcile net loss to net
   cash from operating activities:
     Minority interest......................................            12,791               -
     Depreciation and amortization..........................            87,311          10,472
     Impairment of goodwill.................................                 -         121,303
     Gain on forgiveness of debt............................                 -         (22,807)
     Loss on currency adjustment............................              (524)         (6,540)
     Write off of property and equipment....................            12,205               -
     Gain on sale of airship................................          (500,000)              -
     Changes in assets and liabilities:
       Prepaid interest.....................................           (6,211)
       Income tax receivable................................                -            53,391
       Accounts payable.....................................          275,858           (30,979)
       Accrued liabilities..................................           19,164           (65,555)
                                                                   ----------          --------
NET CASH FROM OPERATING ACTIVITIES..........................         (252,667)         (240,613)
                                                                   ----------          --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of licenses....................................               -            (40,000)
    Deposits and costs of equipment.........................        (142,338)                 -
    Change in related party receivables/payables............          65,255            154,651
    Increase in investment in E-City........................         (51,300)           (40,000)
    Increase in restricted cash.............................         (36,422)                 -
                                                                    ---------         ---------
NET CASH FROM INVESTING ACTIVITIES..........................        (164,805)            74,651
                                                                    ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on loan costs.................................          (14,141)                 -
    Proceeds from notes payable............................          332,216            167,379
    Proceeds from notes payable - related parties..........          400,059                  -
    Principal payments on notes payable....................          (90,000)           (20,000)
    Principal payments on notes payable - related parties..          (20,800)                 -
    Payments on debt assumed from subsidiary...............          (57,635)                 -
    Issuance of common stock...............................            5,218             18,750
                                                                    ---------          ---------
NET CASH FROM FINANCING ACTIVITIES.........................           554,917           166,129
                                                                    ---------          ---------
Net increase in cash.......................................           137,445               167
Cash and cash equivalents, beginning.......................               319                 -
                                                                    ---------          --------
Cash and cash equivalents, ending.......................        $     137,764   $           167
                                                                    =========          ========



                   The accompanying notes are an integral part of these consolidated financial statements

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)



                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,

                                                                        2004         2003
                                                                        ----         ----

Supplemental disclosure of cash flow information:

Cash paid for interest                                          $       3,105   $          -
Cash paid for income taxes                                                  -              -

Supplemental disclosure of non-cash investing
        and financing information:
Issued stock for debt                                                 400,425              -
Accounts payable paid by related party                                 24,655              -
Retirement of fully depreciated assets                                 31,091              -
Deposits on inventory purchased with debt                             675,000              -
Subsidiary minority shareholders' stock issued
        for subscription receivable                                       166              -
Licenses purchased with debt                                          500,000              -
Plans and designs purchased with debt                                 100,000              -
Shares issued to E-City minority shareholders in merger                   335              -
Debt assumed in acquisition of E-City                                       -        126,972
                                                                -------------   ------------








                   The accompanying notes are an integral part of these consolidated financial statements

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization, acquisitions and mergers and controlling shareholder --Cyber Defense Systems, Inc. ("the Registrant" or "Cyber Defense" or "the Company") was incorporated on August 19, 2004 in Florida. E-City Software, Inc. ("E-City") was organized in Nevada on May 12, 2000. On Alert Systems, Inc. ("On Alert") was incorporated on March 17, 2003 in Nevada and acquired a control position in E-City in May of 2003 and in Cyber Aerospace Corp. ("Cyber Aerospace") in March 2004. On Alert was merged with and into Cyber Defense on September 1, 2004. On September 1, 2004 E-City was also merged with and into Cyber Defense following the On Alert merger. As a result of the aforementioned, Cyber Defense is the successor to E-City and its shares of class A common stock began trading on the Over the Counter Bulletin Board ("OTC:BB") under the symbol CYDF on September 7, 2004. Due to the nature of the mergers, the fiscal year end of the Registrant has been changed to December 31 effective for Fiscal 2003 and the historical financial statements of the Registrant are now those of On Alert and will include results of operations for Cyber Aerospace from its date of inception in March 2004, as it was previously a subsidiary of On Alert, and will also include the results of operations of E-City from it's date of merger, September 1, 2004.

The majority and controlling shareholders of the company are Proxity, Inc. ("Proxity"), a publicly traded company ("PRXT") and Cherokee Raiders, a partnership, ("Cherokee") owning 72.3% and 26.0% of the Class A common shares of the Registrant respectively. In addition, Cherokee also owns all 150,000 of the issued and outstanding shares of Class B common stock, which allow for 1,000 votes per share, and Cherokee and Proxity each own one share of the two shares of Class C common stock issued and outstanding. The Chief Executive Officer of both Proxity and Cherokee is Mr. Robinson, the Chief Executive Officer of the Registrant.

Basis of Presentation -- The unaudited financial statements included in the Form 10-QSB have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB of the Securities and Exchange Act of 1934. The financial information furnished herein reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to such rules and regulations.

Condensed Interim Financial Statements -- The accompanying unaudited condensed consolidated financial statements include the accounts of Cyber Defense Systems, Inc. and its subsidiary, collectively ("Cyber" or the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004 and such financial statements should be read in conjunction with the Company's other filings made with the Securities and Exchange Commission. -6-

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Consolidation - The accompanying consolidated financial statements include the accounts and transactions of Cyber Defense Systems, Inc. for all periods presented and the accounts and transactions of its subsidiary from the date of its acquisition. Intercompany accounts and transactions have been eliminated in consolidation. At December 31, 2003, no minority interest is shown on the balance sheet as the former subsidiary, E-city, had generated losses that had been borne by the Company. At September 30, 2004, minority interest was recorded for the net income of Cyber Aerospace.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Business Condition - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the nine months ended September 30, 2003, the Company earned no revenue and incurred a net loss of $299,898. For the nine months ended September 30, 2004, the Company had revenues, but incurred a net loss of $153,261. The lack of sufficient operations and the loss from operations raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

Cash and Cash Equivalents -- Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. At September 30, 2004 and December 31, 2003 the Company had $37,764 and zero cash, respectively, in excess of federally insured limits.

Inventory -- At September 30, 2004, inventory consists of deposits of $1,175,000 for the purchase of an airship being manufactured by Techsphere International Systems, Inc. Cyber Aerospace owns the airship and bears the risk of loss.

Property and Equipment -- Property and equipment consists of computer software. The software is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance, repairs, and renewals are charged to expense as incurred. Expenditures for major renewals and betterments that extend the useful lives of existing equipment are capitalized and depreciated. On retirement or disposition of property and equipment, the cost and accumulated depreciation are removed and any resulting gain or loss is recognized in the statement of operations.

Long-lived assets are reviewed for impairment yearly. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on the evaluation, an impairment of $12,205 for a reduction in the value of certain equipment and $121,303 for a reduction in the value of goodwill were recorded for the nine months ended September 30, 2004, and 2003 respectively.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Income Taxes -- No income taxes have been paid or accrued because the Company had no net income for the nine months ended September 30, 2004 or for the period ended December 31, 2003. The Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases. Deferred tax assets and deferred liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

Loss Per Share --Basic loss per share is calculated by dividing loss available to Class A common shareholders by the weighted-average number of Class A common shares outstanding during each period.

Recent Accounting Pronouncements -- In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts entered into or modified after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 had no impact on the Company's financial statements.

In May 2003, the FASB issued Statement of Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no impact on the Company's financial statements.

In May 2003, the consensus on EITF Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease," was issued. The guidance in the consensus applies to the purchase or sale of goods and services under various types of contracts, including outsourcing arrangements. Based on the criteria in the consensus, both parties to an arrangement are required to determine whether the arrangement includes a lease within the scope of SFAS No. 13, "Accounting for Leases." The new requirement applies prospectively to new or modified arrangements for reporting periods beginning after May 28, 2003. Accordingly, as of August 1, 2003, the company accounted for new or modified arrangements based on this guidance. Adoption of this standard did not have an impact on the Company's financial statements.

In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities which was originally issued in January 2003. FIN 46 or revised provides guidance on the consolidation of certain entities when control exists through other entities created after January 31, 2003. The Company does not hold a variable interest in any enterprise. Accordingly, the Company does not expect the provisions of FIN 46 to have a material effect on future interim or annual financial statements.

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

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Fair Values of Financial Instruments -- The carrying amounts reported in the balance sheet for notes payable approximate their fair values because the interest rates approximate current interest rates to be charged on similar borrowings.


NOTE 2 - RELATED PARTY TRANSACTIONS

Proxity, Inc. ("Proxity") - Proxity owned 100% of the stock of On Alert Systems, Inc. at December 31, 2003. On Alert purchased the GDS and Traptec licenses from Proxity at Proxity's cost. As of December 31, 2003, On Alert has accounts payable and notes payable to Proxity of $184,506 and $107,011, respectively. As of September 30, 2004, the Company has accounts payable and notes payable to Proxity of $283,964 and $207,011, respectively.

On Alert Systems - On Alert was incorporated on March 17, 2003 in Nevada and acquired a control position in E-City in May of 2003 and in Cyber Aerospace in March 2004. On Alert was merged with and into Cyber Defense on September 1, 2004.

E-City Software - On May 23, 2003, the Company paid $40,000 for 35,000,000 shares of common stock of E-city Software, Inc., representing 77.6% of the total shares outstanding. On September 1, 2004, the Company issued 333,562 shares of Cyber Common Stock Class A for the remaining shares of E-City. E-City Software, Inc. is a public company incorporated in Nevada on May 12, 2000. The Company acquired E-City for its status as a public entity.

Cyber Aerospace - Cyber Aerospace has been consolidated with the Company as it is a 93.8% owned subsidiary. All transactions and account balances between the Company and Cyber Aerospace were eliminated during consolidation.

Cherokee Raiders - Cherokee's general partner is William C. Robinson. Cherokee and Mr. Robinson also own control positions with proxies in Proxity. As of December 31, 2003, the Company had a note payable to Cherokee of $21,166. As of September 30, 2004, the Company had a note payable to Cherokee in the amount of $ 1,016,752.

William C. Robinson - Mr. Robinson has ownership in Proxity and Cherokee Raiders. He is also the CEO and CFO of the Company.


NOTE 3 - INTANGIBLE ASSETS

The Company purchased the rights to two licensing agreements - the GDS license on April 7, 2003 and the Traptec license on November 10, 2003 from Proxity. The GDS license is an exclusive license for the Company to sell licensed equipment throughout the world. The Traptec license gives the Company the right to represent Traptec Corporation as a marketing representative on the exclusive basis to sell surveillance and security equipment and other such products to the military and other federal agencies. The licensing agreements have been recorded at the historical cost to Proxity. Each license is being amortized over two years which is the estimated life of each. During 2004, the Company purchased exclusive marketing rights from Techsphere International ("TSI"). These rights were recorded at cost because TSI is a non-related party. These marketing rights are being amortized over six years, which is the life of the contract. Monthly amortization expense is $1,667, $579 and $6,944, for the GDS license, Traptec license, and exclusive marketing rights, respectively. In 2004, the Company purchased designs and plans for unmanned air vehicles (UAVs) which have a useful life of 3 years. The monthly amortization is $2,777.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 4 - PROPERTY AND EQUIPMENT

At December 31, 2003, property and equipment consisted of computer software recorded at a cost of $43,791 and accumulated depreciation of $29,513; the net balance is $14,278. In 2004, computer software of $12,205 was written off, leaving a net balance of $148. Depreciation expense for the periods ended September 30, 2004 and December 31, 2003 was $1,925 and $3,351, respectively.

In September 2004, the Company put down deposits and paid costs of equipment that was being acquired.


NOTE 5 - NOTE PAYABLE - QUEBEC

On August 23, 2004, the Company and Quebec, Inc., ("Quebec") a Canadian corporation, executed a Secured Commercial Promissory Note pursuant to the terms of which the Company borrowed $242,216 from Quebec. Prepaid interest of $9,316 for 61 days was withheld from the initial funding and thereafter interest accrues at an annual rate of 24%. The Note is secured by securities owned by Mr. Robinson, the company's Chief Executive Officer, and will be further secured by equipment purchased by the Company which was the subject Equipment upon which deposits were paid from a portion of the loan proceeds. Prepayment was required from any equity or loan funds raised by the Company and full payment of all remaining principle and accrued interest is due February 18, 2005. Payment terms were amended on February 8, 2005 to provide for payment of one half the principal and all accrued interest through March 10, 2005, as well as transaction costs and extension fees, through the sale of a portion of the securities owned by Mr. Robinson. All funds paid to the lender from such securities sales constitute a loan by Mr. Robinson to the Company. If the Company does not raise equity or loan funds sufficient to repay the remaining balance due within the 45 day period immediately following the payment of the first half of the loan, then the remainder of the loan will be repaid, with interest, from continued sales of securities pledged by Mr. Robinson, which payments would constitute additional loans by Mr. Robinson to the Company. Costs incurred in connection with the loan were capitalized and are being amortized over the life of the loan. For the period ended September 30, 2004, amortization expense of the loan costs was $589.

NOTE 6 - NOTES PAYABLE - RELATED PARTIES

Current
                                                                                September 30,     December 31,
                                                                                    2004              2003
                                                                                -------------     ------------
Note payable - Proxity  Inc.-  interest  accrues  at 12% per annum and  principal  and accrued  interest  are due on
     December 5, 2005 , unsecured                                               $     91,562      $     91,562

Note payable - Proxity,  Inc. - interest  accrues at 10% per
     annum, due on demand and is unsecured                                            15,449            15,449

Note payable - Cherokee  Raiders -  interest  accrued at 12%
     per annum, due on demand and is unsecured                                     1,016,000            21,166
                                                                                -------------     ------------
                                                                                $  1,123,763      $    128,177
                                                                                -------------     ------------
Long-term

Note payable - Proxity,  Inc. - interest  accrues at 12% per annum,  due November 30, 2005,  unsecured;  convertible
     into 1,686,340 shares of common stock class A                              $    100,000                 -

Note payable - related  party,  James Alman,  a director and
     President  of the company - interest  accrued at 8% per
     annum, due December 5, 2005, unsecured                                          100,000                 -
                                                                                -------------     ------------
                                                                                $    200,000      $          -
                                                                                -------------     ------------

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 7 - STOCKHOLDERS' DEFICIT

Common Stock - At September 30, 2004, the Company had 25,921,333 shares of Class A Common Stock, 150,000 shares of Class B Common Stock, and 2 shares of Class C Common Stock issued and outstanding with 200,000,000 shares of Class A and Class B Common Stock authorized, par value $.001, and 2 shares of Class C Common Stock authorized, par value $.001. In addition, the Company had 100,000,000 shares of Class A Preferred Stock authorized, par value $.001, with no shares issued and outstanding and $398,322 in additional paid in capital. Class B Common Stock allows for 1000 votes per share. Class C Common Stock allows for one vote per share and entitles the holder to receive the net assets of the Company upon dissolution. At December 31, 2003, the Company had 18,750,000 shares of Class A Common Stock and zero shares of Class B Common Stock, issued and outstanding with 200,000,000 shares of Class A and Class B Common Stock authorized, par value $.001.


NOTE 8 - INCOME TAXES

The Company has paid no federal or state income taxes since its incorporation. As of September 30, 2004 and December 30, 2003, the Company had net operating loss carry forwards for federal income tax reporting purposes of $601,232 and $463,791, respectively, which if unused, will expire in 2024. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized. The net deferred tax asset consists of the following:

                                                September 30,       December 31,
                                                     2004               2003
                                                -----------        ------------
Deferred tax assets -
        operating loss carryforwards            $   230,076        $    177,680
Valuation allowance                                (230,076)           (177,680)
                                                -----------        ------------
Total Deferred Income Tax Asset                 $         -        $          -
                                                -----------        ------------

The following is a reconciliation of the income tax computed using the federal statutory rate to the provision for income taxes:

                                                September 30,       December 31,
                                                     2004               2003
                                                -----------        ------------
Tax at Federal statutory rate (34%)             $     (47,760)     $   (162,080)
Non-deductible expenses                                     -               130
Change in valuation allowance                          52,395           177,680
State taxes, net of federal benefit                    (4,635)          (15,730)
                                                -------------      ------------
Provision for Income Taxes                      $           -      $          -
                                                -------------      ------------

NOTE 9 - SUBSEQUENT EVENTS

On December 10, 2004 the Company entered into a loan transaction for $110,000 pursuant to which a promissory note was issued to Joe Theisman, a shareholder and a Company spokesperson. Interest accrues on the note at the rate of 18% per annum and the note was originally due on or before February 28, 2005. On
February 5, 2005, the repayment terms were amended to provide for six equal monthly payments beginning on March 15, 2005.

On January 1, 2005, the Company entered into employment contracts with five individuals to provide management responsibilities such as President and Director, Senior Systems Engineer, Vice President of Government Sales, Chief Executive Officer, and Director of Research and Development.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



On February 2, 2005, the Company and Laurus Master Fund ("LMF") executed a Proposal Letter Term Sheet relative to a potential Revolving Fixed Price Convertible Facility (the "Facility") of up to $2,500,000 and a Fixed Price Convertible Note (the "Note") of $500,000. The Facility and the Note will have a three year term; will carry an annual interest rate of Prime, as quoted in the Wall Street Journal, plus 2 % and are to be collateralized by a first lien on Accounts Receivable and all other assets of the Company. Both the Facility and the Note are convertible, at the option of LMF, into shares of the Company's common stock at a price per share equal to the average closing price for the ten days immediately preceding the closing of the transaction not to exceed $ 1.90 per share. Such closing is subject to due diligence and other terms and conditions that are be negotiated and agreed upon.


On February 16, 2005 the Company and Commerce Funding Corporation (CFC) executed a Working Capital Financing Proposal relative to a potential secured financing of up to $3,000,000 for a two year term. All borrowings under this potential financing would be collateralized by a first security UCC-1 filing on all assets related to accounts receivable and a Cross Corporate Guaranty by Proxity, Inc., the Company's major shareholder and parent. In addition, CFC requires a Limited Guaranty of certain provisions in the loan agreement by the Company's Chief Executive Officer. The interest rate on borrowings would be Prime, as quoted in the Wall Street Journal, plus 1/2 % and there will be a one time facility fee of 1% of the total credit line payable out of the first funding. In addition, all borrowings are subject to eligibility as defined and determined by CFC and the advance rate on eligible receivables, as defined, is 90% for direct Government accounts and 80% for Commercial Accounts. Closing of this transaction is subject to acceptable documentation, due diligence by CFC and other terms which are to be negotiated amongst the parties.

On February 18, 2005, the Company and Bedlington Securities, Ltd. ("Bedlington") executed a Convertible Promissory Note (the "Bedlington Note") for the principal amount of $250,000 which amount will be advanced to the Company no later than February 25, 2005. Interest will accrue on the Bedlington Note at the rate of 18% per annum and repayment terms require six equal monthly payments commencing April 30, 2005 with the last payment on September 30, 2005 to include all accrued interest. Bedlington has the right to convert the outstanding amount of the Bedlington Note into Class A common shares of the Company at any time upon five days notice and such conversion shall be calculated at 50% of the average closing price of the Class A common shares for the 30 days preceding the date of conversion. All amounts so converted will not be subject to any accrual of interest. In addition, the Company has the right to pay amounts due under the Bedlington Note at any time with shares of its Class A common stock pursuant to the same formula by notifying Bedlington of its intent to do so and requesting a Notice of Conversion from Bedlington. On February 22, 2005, the Company informed Bedlington that it would make payment in full with common shares and Bedlington submitted a Notice of Conversion to the Company. As a result, upon receipt of the funds, the Company will issue such number of shares of its Class A common stock as are required by the calculation described above. Such financing will enable the Company to pursue and sustain its operating plan of operations for at least four months.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company had commitments with independent contractors for services such as president of Cyber Aerospace, UAV specialist, vice president, vice president of business development, controller, security consultant, and other consulting services. Several of the contracts state that payment was to be made in Proxity capital stock. Most of the contracts had a six month term that is renewable by the consent of both parties. At September 30, 2004 all such contracts were cancelled with no further liability to the Company.

The Company has an exclusive agreement with Traptec Corporation to represent Traptec Corporation as a marketing representative. The parties have agreed to divide equally the before tax net profits generated from any such sales as generated under the agreement. However, the parties have agreed that if their efforts have not generated over $200,000 in net sales profits, to be divided equally, by the end of the 2005, the total license fee for that year shall be at least $100,000 to Traptec Corporation. As of September 30, 2004, no sales have been made in connection with this license.

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

                              RESULTS OF OPERATIONS

The Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

     General and administrative expenses totaled $195,877 for the three months ended September 30, 2004 as compared to $101,507 for the three months ended September 30, 2003, a net increase of $94,370. The net increase is primarily due to an increase in specialized consulting and legal fees as well as the inclusion of the general and administrative expenses Cyber Aerospace, Corp. in the amount of $91,740.

     Other income and expense for the three months ended September 30, 2004 consisted of interest income of $3,030 and interest expense of $3,976. Other income and expense for the three months ended September 30, 2003 was comprised of a gain of $20,407 on forgiveness of debt due to negotiation and eventual satisfaction of an E-city debt for less than its recorded value and a $2,400 forgiveness of debt on Cyber's books; interest expense of $3,904.

The Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

     General and administrative expenses totaled $929,577 for nine months ended September 30, 2004 as compared to $195,060 for the nine months ended September 30, 2003, a net increase of $734,517. The increase is primarily due to an increase in specialized consulting cost and legal fees as well as the inclusion of the general and administrative expenses of Cyber Aerospace, Corp. of $603,077.

     Other income and expense for the nine months ended September 30, 2004 consisted of a $12,205 write-off that occurred in the quarter ended March 31, 2004 of certain equipment of E-city that was deemed to be impaired; interest income of $8,581 and interest expense of $22,269 due to higher average outstanding debt balances. Other income and expense for the nine months ended September 30, 2003 was comprised of a gain of $20,407 on forgiveness of debt due to negotiation and eventual satisfaction of an E-city debt for less than its recorded value and a $2,400 forgiveness of debt on Cyber's books; interest expense of $6,342 and the impairment of goodwill that had been recorded upon the acquisition of E-city of $121,303 Liquidity and Capital Resources

     The Company's primary needs for liquidity and capital resources are the funding of salaries and other administrative expenses related to the management of the Company as well as for payment of the cost of products sold and inventory.

     The Company's cash and cash equivalents of $137,764 as of September 30, 2004 are not sufficient to support current levels of operations for the next twelve months and it will be necessary for the Company to seek additional financing.

     The Company has entered into agreements with Equipment Depot, Inc., of Deerfield Beach, Florida, to acquire approximately $8,100,000, as valued, of aerospace R & D and production equipment to further the fulfillment of the companies' anticipated contracts and purchase orders. The transactions are expected to close upon the completion of the financing institution's due diligence and legal review. The Company is paying approximately $5.4 million, in a combination of cash and the exchange of newly issued common stock of the Company, valued at $2.50 a share for the purposes of the transactions, to complete the purchase. -13-

     On February 2, 2005, the Company and Laurus Master Fund ("LMF") executed a Proposal Letter Term Sheet relative to a potential Revolving Fixed Price Convertible Facility (the "facility") of up to $2,500,000 and a Fixed Price Convertible Note (the "Note") of $500,000. The Facility and the Note will have a three year term; will carry an annual interest rate of Prime (as quoted in the Wall Street Journal) plus 2 % and are to be collateralized by a first lien on Accounts Receivable and all other assets of the Company. Both the Facility and the Note are convertible, at the option of LMF, into shares of the Company's common stock at a price per share equal to the average closing price for the ten days immediately preceding the closing of the transaction not to exceed $ 1.90 per share. Such closing is subject to other terms and conditions that are be negotiated and agreed upon.

     On February 16, 2005 the Company and Commerce Funding Corporation (CFC) executed a Working Capital Financing Proposal relative to a potential secured financing of up to $3,000,000 for a two year term. All borrowings under this potential financing would be collateralized by a first security UCC-1 filing on all assets related to accounts receivable and a Cross Corporate Guaranty by Proxity, Inc., the Company's major shareholder and parent. In addition, CFC requires a Limited Guaranty of certain provisions in the loan agreement by the Company's Chief Executive Officer. The interest rate on borrowings would be Prime, as quoted in the Wall Street Journal, plus 1/2 % and there will be a one time facility fee of 1% of the total credit line payable out of the first funding. In addition, all borrowings are subject to eligibility of accounts receivable as defined and determined by CFC and the advance rate on eligible receivables, as defined, is 90% for direct Government accounts and 80% for Commercial Accounts. Closing of this transaction is subject to acceptable documentation, due diligence by CFC and other terms which are to be negotiated amongst the parties.

     On February 18, 2005, the Company and Bedlington Securities, Ltd. ("Bedlington") executed a Convertible Promissory Note (the "Bedlington Note") for the principal amount of $250,000 which amount will be advanced to the Company no later than February 25, 2005. Interest will accrue on the Bedlington Note at the rate of 18% per annum and repayment terms require six equal monthly payments commencing April 30, 2005 with the last payment on September 30, 2005 to include all accrued interest. Bedlington has the right to convert the outstanding amount of the Bedlington Note into Class A common shares of the Company at any time upon five days notice and such conversion shall be calculated at 50% of the average closing price of the Class A common shares for the 30 days preceding the date of conversion. All amounts so converted will not be subject to any accrual of interest. . In addition, the Company has the right to pay any amounts due under the Bedlington Note at any time with shares of its Class A common stock pursuant to the same formula by notifying Bedlington of its intent to do so and requesting a Notice of Conversion from Bedlington. On February 22, 2005, the Company informed Bedlington that it intends to make payment in full with common shares and Bedlington submitted a Notice of Conversion to the Company. As a result, upon receipt of the funds, the Company will issue such number of shares of its Class A common stock as are required by the calculation described above. Such financing will enable the Company to pursue and sustain its operating plan of operations for at least four months.

     Although management of the Company is confident that the LMF or CFC financing will occur, there can be no assurance that either of these or any other additional financing of a sufficient amount to sustain the current level of planned business operations beyond the four months mentioned above will occur. In such case, the Company would have to curtail certain portions of its operations.

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

     Impairment of Investments.

     The Company reviews estimates of the value of its investments each reporting period and records an impairment loss to the extent that management believes that there has been an impairment to the carrying value.

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

     In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities which was originally issued in January 2003. FIN 46 or revised provides guidance on the consolidation of certain entities when control exists through other entities created after January 31, 2003. The Company does not hold a variable interest in any enterprise. Accordingly, the Company does not expect the provisions of FIN 46 to have a material effect on future interim or annual financial statements.

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


PART II   OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     None


ITEM 2. CHANGES IN SECURITIES

     During the quarter the Company issued 7,171,562 shares of class A common stock comprising 6,750,000 to Cherokee and 333,562 to E-City public shareholders as part of the respective transactions as well as 88,000 shares which were sold to an independent third party by the Company.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        None


ITEM 5. OTHER INFORMATION

        None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     EXHIBITS

31.1 * Certification of the Chief Executive Officer / Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 * Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K on September 15, 2004 regarding the mergers with E-City Software, Inc. and On Alert Systems, Inc.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     CYBER DEFENSE SYSTEMS, INC.


     February 23, 2005


                      By:   /s/ Billy Robinson
                            -------------------
                            Billy Robinson
                            Chief Executive Officer




                      By:   /s/ Billy Robinson
                            -------------------
                            Billy Robinson
                            Chief Financial Officer