Form 10KSB
period 2004-12-31
CYBER DEFENSE SYSTEMS INC
filed 2005-04-15
CIK 1118480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

   [_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO________________

                          COMMISSION FILE NO. 333-46424

                           CYBER DEFENSE SYSTEMS, INC.

                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

       A FLORIDA CORPORATION                           55-0876130
       ---------------------                           ----------
       (STATE OR OTHER JURISDICTION                    (IRS EMPLOYER
       OF INCORPORATION OR ORGANIZATION)               IDENTIFICATION NUMBER)


                            10901 ROOSEVELT BOULEVARD
                          ST. PETERSBURG, FLORIDA 33716
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (727) 577-0878
                           (ISSUER'S TELEPHONE NUMBER)

      Securities registered under Section 12(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"): NONE.

      Title of each class name of each exchange on which registered Securities registered under Section 12(g) of the Exchange Act:

               CLASS A COMMON STOCK, PAR VALUE $0.001 PER SHARE.
               CLASS B COMMON STOCK, PAR VALUE $0.001 PER SHARE.
               CLASS C COMMON STOCK, PAR VALUE $0.001 PER SHARE.

      Check whether the issuer (1) filed all reports  required to be filed under
Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [__] No

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] Yes [ ] No

      The Issuer's revenues for the fiscal year ended December 31, 2004 were $3,503,250. The aggregate market value of the voting stock held by non-affiliates of the Issuer computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of April 14, 2005, was approximately $3.25 per share. Shares of common stock held by each executive officer and director and by certain persons who own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      Number of shares outstanding of Issuer's common stock, $0.001 par value, outstanding on April 14, 2005: 28,023,747.


--------------------------------------------------------------------------------

                    Documents Incorporated by Reference: NONE

   Transitional Small Business Disclosure Format (Check one): Yes [_]; No [X]

                                TABLE OF CONTENTS


                                     PART I

Item 1. Business ........................................................... 01
Item 2. Description of Property ............................................ 08
Item 3. Legal Proceedings .................................................. 08
Item 4. Submission of Matters to a Vote of Security Holders ................ 08

                                     PART II

Item 5. Market for Common Equity and Related Stockholder
        Matters............................................................. 08
Item 6. Management's Discussion and Analysis of Financial Condition or Plan
        of Operations....................................................... 14
Item 7. Financial Statements ............................................... 19
Item 8. Changes in and Disagreements With Accountants on
        Accounting and Financial Disclosure ................................ 20
Item 8A. Controls and Procedures ........................................... 20

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance With Section 16(a) of the Exchange Act ...................21
Item 10. Executive Compensation ............................................ 24
Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters ........................ 25
Item 12. Certain Relationships and Related Transactions .................... 26
Item 13. Exhibits and Reports on Form 8-K .................................. 28
Item 14. Principal Accountant Fees and Services ............................ 32

Signatures ................................................................. 33

                                     PART I

ITEM 1. BUSINESS

Organization and Background

      Cyber Defense Systems, Inc. ("Cyber Defense", the "Company", "we", "us" and "our") was incorporated in the State of Florida on August 19, 2004 and is the successor Company to E-City Software, Inc. ("E-City"), a Nevada corporation, pursuant to a change of domicile merger which became effective on September 1, 2004. The change of domicile merger was preceded by another merger by means of which an entity known as On Alert Systems, Inc. ("On Alert") was also merged into Cyber Defense. On Alert was incorporated on March 17, 2003 in the State of Nevada and subsequently acquired a control position in our majority-owned subsidiary, Cyber Aerospace Corp. ("Cyber Aero") in March 2004. As a result of the foregoing, we became the successor to E-City and our shares of Class A common stock began trading on the OTC Bulletin Board under the symbol, "CYDF" on September 7, 2004. On March 31, 2005, our majority owned subsidiary, Cyber Aero, was merged into the Company in order to consolidate operations into one company, with one name, and one group of shareholders.

Overview

      Cyber Defense was formed from a consolidation of several companies in September of 2004. On Alert Systems, Inc., a security systems company, and its subsidiary, Cyber Aerospace Corp., were both merged into the publicly traded E-City Software, Inc. Following a financial restructuring and a name change, Cyber Defense was born.

      Cyber Defense's main focus is the design and development of a new generation of Unmanned Air Vehicles ("UAV's"). Cyber Defense has assembled and continues to build on its team of military experts and aerospace (and composite) engineers to accomplish this goal. In addition, Cyber Defense has acquired the global- government marketing rights from Techsphere Systems International, LLC ("TSI"), for its semi-spherical manned and unmanned, high-atmosphere airships (the "Airships"). Cyber Defense plans to market these Airships to various branches of the U.S. government initially, and then to other friendly governments worldwide, as a means of reducing dependence on expensive satellite technologies for communications and surveillance activities. The TSI Airships have flown up to an altitude of approximately 20,000 feet; it is anticipated that they will reach up to 65,000 feet, an altitude sufficient for communication and surveillance technologies.

      The mission of Cyber Defense is to acquire and/or develop offensive and defensive security technologies that support a full line of interoperable protection disciplines. By acquiring a homogeneous suite of security products through teamed and licensed marketing and distribution agreements, Cyber Defense plans to introduce its new product line to multiple markets. Prospective government and commercial clients that Cyber Defense is seeking all share similar needs: enhanced security, mobile communication platforms and increased surveillance capabilities.

      Cyber Defense is currently engaged in final testing programs for both its CyberScout(TM) and CyberBug(TM) UAV's, and has recently secured an ITAR agreement allowing the Company to export its UAV's to countries approved by the U.S. Department of State. In addition, multiple arrangements and relationships have been formed with companies and individual representatives to identify potential buyers of the UAV's in Europe, the Pacific Rim, and Israel. As part of the Company's efforts to make the UAV's available for sale, multiple patents protecting the many unique features of both the CyberScout(TM) and CyberBug(TM) have been recently filed with the U.S. Patent and Trademark Office.

      The CyberScout(TM) is the first in a series of planned vehicles by Cyber Defense that employ a vertical take-off and landing technique (VTOL). Cyber Defense has recently completed a series of controlled flight tests with the CyberScout(TM), and its propulsion technology is evolving from gas power to a planned three-turbine, jet-fueled aircraft (less than 10 feet in overall dimensions and weighing in at under 300 pounds fully fueled with payload).

      The CyberBug(TM) UAV is the first scalable, unmanned aircraft that is available (from approximately 2.6 pounds to 6 pounds) and can carry up to a 6-pound payload. The CyberBug(TM) can be customized with high-power day and night vision, and with the ability to carry an additional payload of explosives for military use. The CyberBug(TM) may be hand launched in remote areas by one person, within an approximate 30 second time frame and it can be recovered easily in winds of up to 20 MPH or more. It includes an autopilot and a data link with GPS overlay.

      The unique design of the Cyberbug allows it to fly for up to approximately eight hours using sophisticated cameras and sensors, in day or night-time situations and fly either via autopilot or controlled individually by joystick. We believe that the relatively low product cost and end-user price will allow UAV's of this nature to be used by municipal police and other smaller, regional security organizations throughout the world.

      Our initial focus was to market our existing products to the Department of Defense ("DoD"), homeland defense and intelligence agencies. Our senior management team believes that it has established viable contacts with the decision markers in these market segments. As this is a substantial market, understanding its future technology needs requires on-going analysis, and Cyber Defense is poised to address those initiatives. We intend to further expand into other market segments that require enhanced security, mobile communication platforms and increased surveillance capabilities. Examples of market segments include, but are not limited to: industrial plants, chemical plants, nuclear sites, oil rigs, oil pipelines, and ports.

      Cyber Defense intends to provide a suite of integrated security products that can be deployed quickly, cost effectively and securely. The global war on terror has redefined this country's need for security protection both at home and abroad. Since the increased awareness of terrorist attacks, an entire industry has emerged to provide solutions to support homeland defense. Furthermore, most of the civilized world is confronted with ongoing threats of terrorism.

      Management anticipates, but cannot guarantee, that existing technology developed by Cyber Defense, along with future planned innovations, will be able to meet these security challenges with cost effective solutions.

      Nevertheless, our products represent new technology being developed by a new enterprise with limited resources, and like any such new technology, no assurance can be given that it will function in a cost-conscious manner, if at all, in the uses for which it is designed. In that regard, none of our products have been tested in either simulated or real combat conditions.

      Furthermore, we face competition from entities with far more substantial financial and manpower resources, together with far more access to procurement personnel in the military and the security industries.

      In addition, our auditors, Hansen, Barnett & Maxwell, the Company's Independent Registered Public Accounting Firm raise substantial doubt about our ability to continue as a going concern.

Operations of Cyber Aero

      Since March of 2004, Cyber Aero been engaged in two projects:

      (a) designing and building a new generation of UAV's for security and military applications; and

      (b)  sales  and   marketing   of  Airships   for   security  and  military
applications.

The Use of Unmanned Aerial Vehicles

      UAV's have been referred to in many ways: RPV's (remotely piloted vehicle), drones, robot planes, and pilot-less aircraft. The DoD defines UAV's as powered, aerial vehicles that do not carry to a human operator, use aerodynamic forces to provide vehicle lift, are able to fly autonomously or be piloted remotely, can be expendable or recoverable, with the ability to carry a lethal or non-lethal payload. Ballistic or semi-ballistic vehicles, such as cruise missiles, and artillery projectiles are not considered UAV's by the DoD.

      UAV's differ from RPV's in that some UAV's can fly autonomously. UAV's are either described as a single air vehicle (with associated surveillance sensors), or a UAV System, which usually consists of three to six air vehicles, a ground control station, and support equipment.

      UAV's are thought to offer two main advantages over manned aircraft: they are arguably cheaper to procure, and they eliminate the risk to a pilot's life. UAV's protect the lives of pilots by performing the "3-D" missions - those that are "dull, dirty, or dangerous" and do not require a pilot in the cockpit. Furthermore, for those certain missions which require a very small aircraft, only a UAV can be deployed because there is no equivalent manned system small enough for the task.

Design and Development of the Company's UAV's

      In March of 2004, Cyber Aero began assembling a team of military experts, aeronautical, and composite engineers to design and build a new generation of UAV's. Cyber Aero engaged Mr. James Alman, an Aeronautical Engineer with an extensive background in experimental aerial vehicles and airline operations, to design what came to be known as the CyberBugTM, a lightweight low-cost, micro-mini UAV, and the CyberScoutTM, a heavier, more sophisticated UAV.

      To provide the technology and know-how for the venture, we determined that it would be in the best interests of Cyber Aero for it to acquire certain designs, technology, and equipment owned by Mr. Alman. Accordingly, in March of 2004, Cyber Aero entered into an agreement (the "Original Alman Asset Purchase Agreement") pursuant to which Cyber Aero purchased from Mr. Alman the right to manufacture and sell UAV's designed by Mr. Alman, in consideration of a promissory note from Cyber Aero to Mr. Alman for $100,000.00 due on December 5, 2005, the issuance of 1,000,000 shares of Cyber Aero's common stock, par value $0.0001 per share, to Mr. Alman, and the undertaking to pay as a royalty to Mr. Alman a sum of money equal to 5% of the gross invoiced selling price of each CyberBugTM and CyberScoutTM unit sold, less sales tax and commissions.

      On January 11, 2005, the Original Alman Asset Purchase Agreement was modified (the "Amended Alman Asset Purchase Agreement"), so that Mr. Alman would receive as a royalty, a sum of money equal to 5% of the gross profit of each CyberBugTM and CyberScoutTM sold during the life of any patent covering the intellectual property, provided, however, it did not exceed twenty (20) years from January 11, 2005, less sales taxes, shipping and commissions.

      Cyber Aero has  recently  completed  the  following  two flying  prototype
UAV's:

      o     The low-cost CyberBugTM.

      This scalable, unmanned aircraft is available in two versions. The smaller CyberBugTM weighs 2.6 pounds or more depending on type of mission. The larger CyberBugTM weighs approximately five pounds and is capable of lifting a larger payload depending on each type of mission. On board options include, but are not limited to high power day and night vision capable of carrying explosive payloads for defense and military use. In-house testing indicates that the CyberBugTM can be assembled and launched in remote areas in approximately 30 seconds by an individual and are easily recoverable in winds up to approximately 20 MPH. We intend to include in future models an autopilot function as well as datalink with GPS overlay.

      The CyberBugTM has two basic uses: (i) short flight, which is intended for surveillance in areas of concern when troops are in dangerous situations; and
(ii) long-term flight for the surveillance of patrol areas up to approximately four hours. The smaller CyberBugTM is encased in a cylindrical tube which will allow easy transport. The basic smaller CyberBugTM has a base price of approximately $8,500.00.

      o     The CyberScoutTM

      This unmanned vehicle has vertical take-off and landing capabilities ("VTOL") which makes it unique to the newly developing world of UAV's. The CyberScoutTM UAV currently under development is designed to offer VTOL capabilities and hovers and flies horizontally for up to approximately 45 minutes at speeds of approximately 100 MPH or greater. The CyberScoutTM is not currently available, but we expect the product to be available in the fourth quarter of 2005. The product will be offered with a standard flight autopilot or an autonomous flight system; camera and payload pod are also included. CyberScoutTM weighs approximately 10 pounds, including an approximate one-pound payload.

      The CyberBugTM and CyberScoutTM will be marketed by Cyber Defense and we have filed patents with the United States Patent and Trademark Office to protect their unique features.

      A competitor of Cyber Defense is attempting to develop a UAV which replicates/copies the CyberBug(TM), and we served this organization with notice requesting such competitor ceases and desists from its activities.

Use of Airships

      The use of Airships to provide high altitude surveillance is not a new concept. For over one hundred years, balloons have been used by battlefield commanders to get a "big picture" perspective. However, it is anticipated that a new generation of airship design will bring an enhanced potential to the field by integrating advanced communications with mobile platform stability. The physical configuration of these Airships will allow the system to remain airborne in a set location longer than previously possible. Furthermore, in addition to providing "hovering" ability, the engines of the new generation of Airships are designed to rotate, allowing the ship to fly, versus float, to its station. This design also permits the Airship to spin on its axis permitting greater mobility.

      Airships have significant potential military and security applications:

      o Surveillance (the military, Drug Enforcement Agency/Customs, the Coast Guard, etc.) of movements 24 hours a day/ seven days a week in multiple environments.

      o Quick replacement of obscure/destroyed technology infrastructures with on-board wireless communication capability.

      o     Command and control of ground and airborne communications.

      In addition, Airships have civilian applications, such as providing wireless solutions in the growing U.S. broadband market. We believe a byproduct of this technology will be the formation of mobile "Cell Towers" for remote locations or overloaded systems. Used both for planned and unplanned occurrences (Super Bowl, New Year's, and other major events), we believe that positioning one of these Airships above a city or area of interest could provide a mobile communications platform which would allow for cell, microwave, broadband and video technology. High above the area of concern or service, this platform could be put into place within three hours of an event and maintained for a long period of time to support core systems. Although we have had discussions with several large telecoms, no firm agreements to purchase an Airship materialized.

Competition

      A number of UAV's presently exist, both domestically and internationally. Their payload weight carrying capability, accommodations (i.e., volume, environment, etc.), mission profile (i.e., altitude, range, duration, etc.) and their command, control and data acquisition capabilities vary significantly.

      A buildup of domestic UAV configurations, promoted by the DoD occurred in the late 1980s and well into the 1990s. During this time, the DoD sought UAV's to satisfy their mission unique surveillance requirements in either a Close Range, Short Range or Endurance category of vehicle. Close Range was defined to be within approximately 50 kilometers; Short Range was defined as within approximately 200 kilometers and Endurance was anything beyond 200 kilometers.

With the advent of newer technology, and with the demonstrated performance of the UAV's provided to the DoD by industry, the Close and Short Range categories have since been combined and a later separate Shipboard category has been added. The current classes or combinations of these type vehicles are presently called Tactical UAV followed by the Endurance category.

      Within these three categories of vehicles (LOCAL, REGIONAL, and ENDURANCE), approximately twenty-two companies within the U.S. are or have been involved and represent approximately 45 different UAV configurations. See UAV characteristics chart for base platforms. Ttheir known performance capabilities and payload accommodations are presented below. They range in size from hand-held to much larger vehicles with payload weight capabilities ranging from a few pounds to approximately 2000 pounds.

UAV CHARACTERISTICS AVAILABLE

UNMANNED AERIAL     ENDURANCE        PAYLOAD WEIGHT          ALTITUDE CAPABILITY
VEHICLE             (HOURS)          (POUNDS)                FEET
Aerosonde           40 hrs.          2.2 lbs.                20,000 ft.
Altus2              24 hrs.          330 lbs.                65,000 ft.
BQM-34              1.25 hrs.        470 lbs.                60,000 ft.
Exdrone             2.5 hr.          25 lbs                  10,000 ft.
Global Hawk         42 hrs.          1,960 lbs.              65,000 ft.
Gnat 750            48 hrs.          140 lbs.                25,000 ft.
Pioneer             5.5 hrs.         75 lbs.                 12,000 ft.
Shadow 200          4 hrs.           50 lbs.                 15,000 ft.

      Principal competitors include, but are not limited to: AAI Corporation and its Shadow System (developed) and Lockheed Martin, which has recently instituted a Skunk Works project with the Jet Propulsion Laboratory (JPL). Raytheon also recently announced a UAV Program named Bike Shop.

      We do not believe either CyberBugTM and CyberScoutTM will face competition in the near future. Large multinational companies require a substantial return on investment prior to commencing any development efforts - both CyberBugTM and CyberScoutTM are inexpensive units - and will likely not be able to generate the types of returns necessary for competitors to even consider entering the market.

Design and Development of the Airships

      TSI has the exclusive worldwide right and license to manufacture Airships which it acquired from 21st Century Airships, Inc., a Canadian corporation ("C-21"). TSI, in turn, is under contract with C-21 to purchase one Airship from C-21 pursuant to an Agreement of Purchase and Sale of Airship, dated December 4, 2003, between TSI and C-21 (the "TSI/ C-21 Purchase Agreement").

      As of March 10, 2004, Cyber Aero entered into an agreement (the "Original TSI Asset Purchase Agreement") pursuant to which Cyber Aero agreed to purchase from TSI one (or more) prototype Airships from TSI. Under the Original TSI Asset Purchase Agreement, TSI will transfer, assign, and deliver to Cyber Aero TSI's right, title and interest in and to the TSI/ C-21 Purchase Agreement.

      In addition, Cyber Aero acquired from TSI the right to market, on an exclusive global basis, the military and governmental rights to TSI's Airships, subject, however, to a prior agreement (which prior agreement is no longer applicable) with a third-party, for the exclusive world-wide right to market Airships for governmental applications and the non-exclusive world-wide rights to market Airships for telecommunication applications. Under the agreement, once we market and sell an Airship to a third party, such party is deemed to be an exclusive customer of the Company.

      Pursuant to the Original TSI Asset Purchase Agreement, Cyber Aero agreed to pay a total of $2,700,000,

      (a) of which, $1,200,000.00 would be paid to TSI to acquire and implement the Airship itself (i.e., the AeroSphere SA-60); and

      (b) of which $500,000.00 would be paid to TSI for exclusive world-wide marketing rights to military and governmental business; and

      (c) of which $1,000.000.00 would be paid to the Georgia Tech Research Institute ("GTRI") to integrate surveillance, communication, and advanced technical and ground crew solutions pursuant to the terms of an agreement between TSI and GTRI (the "TSI/GTRI Research Project Agreement").

      As part of the Original TSI Asset Purchase Agreement, On Alert issued convertible debentures to TSI. However, as set forth below, by mutual consent, the Original TSI Asset Purchase Agreement was subsequently modified, the Georgia Tech Research Institute initiative was abandoned, and the convertible debentures were never issued.

      In addition, under the Original TSI Asset Purchase Agreement, Cyber Aero was required to pay $500,000.00 in cash; the balance of the purchase price was represented by debt obligations of Cyber Aero to the other parties.

      In June of 2004, the Original TSI Asset Purchase Agreement was amended.

      Prior to the execution of the amendment to the Original TSI Asset Purchase Agreement, TSI executed an agreement with the Sierra Nevada Corporation ("Sierra Nevada") providing Sierra Nevada with the exclusive integration contract for government end users of TSI's Airships. The principals of Sierra Nevada have substantial experience in DoD procurement, and it is anticipated by management that they will be of great assistance in marketing Airships.

      Accordingly, the amendment was undertaken to adjust the price of the AeroSphere SA-60 which Cyber Aero had agreed to purchase, as follows: Cyber Aero allowed TSI to sell the Airship to Sierra Nevada, and in turn, Cyber Aero was the designated seller of the Airship. The purchase price was $2,700,000.00. We further agreed to order a new 76' Airship conditioned upon the specifications being approved by both parties. The sale of the AeroSphere SA-60 was completed; however, the specifications of the new Airship are still under negotiations, because, as at this date, the future needs of potential clients call for a larger Airship to be built. TSI is currently building the new generation SA 90 which is designed to fly up to approximately 25,000 feet and stay on station up to 2 days.

      The balance due TSI by Sierra Nevada was credited to the original amount owed of $2,200,000 with the difference credited to the new Airship. On July 15, 2004, an additional $675,000 was paid to TSI as a security deposit for the new Airship. In addition, as a result of this resale by Cyber Aero, Cyber Aero was relieved of its debt obligations to each of TSI and GTRI under the Original TSI Asset Purchase Agreement and the TSI/GTRI Research Project Agreement, respectively.

      One Airship (the AeroSphere SA-60) has been field-tested on various occasions. Although representatives of DoD were present and expressed interest in utilizing the Airships, no purchase order has yet been received, and we are unable to predict if one will ever be issued by DoD. There has been continued interest in the use of Airships and we are currently in negotiations with one of our prospects to purchase one or more Airships by year-end.

      Notwithstanding the foregoing, in October and December of 2004, Cyber Aero received the sum of $819,000.00 from Integrated Solutions Technology, Inc, a contractor agent for NAVAIR, as reimbursement and compensation for its efforts in participating in these field tests.

      The Airships represent new technology being developed by a new enterprise with limited resources, and like any such new technology, no assurance can be given that it will function in a cost-conscious manner. In addition, our existing airship has not been tested in either simulated or real combat conditions. Moreover, we face competition from entities with far more substantial financial and manpower resources, together with far more access to procurement personnel in the military and the security industries.

      On May 1, 2004, Cyber Aero and TSI entered into a Marketing and Sales Agreement, in which the parties agreed that in consideration of $500,000.00 paid by Cyber Aero to TSI, Cyber Aero would receive exclusive global governmental and military marketing rights to TSI's line of Airships. Cyber Aero would receive compensation for its marketing efforts by receiving up to 15% of the gross sales price of each Airship sold, less a 4% commission obligation of TSI to Sales Resources Consulting, Inc., a company owned by Gay Nelsen. Mrs. Nelsen is the wife of Barry Nelsen, who is Vice-President, Government Sales, of Cyber Defense.

      In addition, Cyber Defense has filed a patent application for new Airship designs, which Cyber Defense plans to have built under the current agreements existing between TSI and Sierra Nevada.

Business Operations of Cyber Defense - Distributorships

      In addition to direct sales, Cyber Defense plans on selling its line of UAV's through agreements with exclusive and non-exclusive distributorships both in the United States and internationally. We seek to include in our annual distributorship agreements commitments by the dealers to purchase 10 units (two upfront) for non-exclusive territories to purchasing as many as 100 units for exclusive territories. Cyber Defense will provide protection for territory owners as well as product marketing/sales training. Exclusive international dealerships and reseller agreements will also be available.

Business Operations of Cyber Defense - Reseller Arena

      At the time of the acquisition by On Alert of its controlling position in E-City, it was contemplated by the management of On Alert that the E-City computer mapping technology could be put to a different use. On Alert was originally organized in March of 2003 to engage in the marketing of the "On Alert Gunshot Detection System"TM ("GDS") being developed by Synchros Technologies, Inc. ("Synchros").

      As a result of the merger with On Alert into Cyber Defense, we are presently the sub-licensee (from Proxity, Inc., a public company listed on the Pink Sheets, LLC under the symbol, "PRXT" ("Proxity"), a beneficial owner of approximately 70% of our capital stock. Our Chief Executive Officer and Chief Financial Officer is also the Chief Executive Officer of Proxity and owns or has voting control approximately 73% of the outstanding and issued shares of capital stock of Proxity.

      The original exclusive marketing and distribution rights were obtained from Synchros by Proxity. Proxity paid $40,000.00 to obtain the gun shot license for a period of 15 years from Synchros, and Proxity was to receive 50% of the profits from sales. After organizing On Alert, Proxity sub-licensed the technology to On Alert. In consideration, (i) On Alert agreed to pay $13,900 to Proxity and to assume all costs relating to the research and development completed to date, and (ii) Proxity purchased 16,000,000 (and, subsequently, an additional 2,750,000) shares of the common stock of On Alert for par value (i.e., for a total of $18,750.00).

      In September of 2003, the arrangement between Synchros and On Alert was modified to reduce the terms and conditions. We do not deem the modification of this license to be a material event. Synchro is a dormant company, and it does not have the funds, nor any concrete plans to actively pursue the matter.
Furthermore, commercial development of the GDS technology would require commitment of significant resources not presently available to us.

      Cyber Defense has re-seller arrangements with Traptec Security Systems, Inc. ("Traptec"). Traptec develops systems that use acoustical and ultrasonic means to sense and evaluate activity pertinent to law enforcement, security, and defense industries. These systems are specifically tailored to identify the acoustical and ultrasonic signatures of weapons discharge, bombs, explosions, spray cans, tire leaks, intrusion sounds, and voice-initiated alarms. Once identified, it is the intent that the system will promptly reports event details to appropriate personnel through dynamic links to the Internet, global positioning systems, pagers, cell phones, or other surveillance and communications equipment.

      On November 10, 2003, On Alert entered in to an agreement with Traptec (the "Original Traptec Licensing Agreement") pursuant to which On Alert licensed to Traptec the right to market certain technology related to gunshot detection. The parties modified the Original Traptec Licensing Agreement to grant Cyber Defense the right to represent Traptec as a marketing representative of Traptec to market certain products under Traptec's distributorship agreement with World Wide Eyes, LLC. Subsequently, the Original Traptec Licensing Agreement was amended to extend its term and to modify the fees required to be paid by us to Traptec.

      The gun-shot technology represents new technology being developed by a new enterprise with limited resources, and like any such new technology, no assurance can be given that it will function in a cost-conscious manner, if at all, in the uses for which it is designed. None of our products have been tested in either simulated or real combat conditions.

ITEM 2. DESCRIPTION OF PROPERTY

      Cyber Defense Systems, Inc. owns no real property. We are located at 10901 Roosevelt Boulevard Suite 100D in St. Petersburg, Florida. This facility is over 3,500 square feet and houses our corporate headquarters, R&D facilities and is being readied for final assembly of our CyberBugTM product. Our lease is a one year lease ending in September, but has been renewed until September 30, 2006. We currently pay rent of $3,375.67 per month which will increase in October to $3,510.69 per month.

      We believe the premises leased are adequate for our current and near term requirements.

      We do not have any investment policies with respect to investments in (i) real estate or interests in real estate, (ii) investments in real estate mortgages and (iii) securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

      We are not currently involved in any real or threatened legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted for stockholders' vote during the fourth quarter of the fiscal year 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of April 14, 2005, there were approximately 72 record owners of our common stock, which is traded on the OTC Bulletin Board under the symbol "CYDF". Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

            Quarter Ending        High                   Low

            3/31/02               $3.30                  $0.35
            6/30/02               $0.35                  $0.04
            9/30/02               $0.10                  $0.01
            12/31/02              $0.01                  $0.01
            3/31/03               $0.01                  $0.00
            6/30/03               $0.04                  $0.01
            9/30/03               $0.20                  $0.01
            12/31/03              $0.15                  $0.06
            3/31/04               $0.10                  $0.04
            6/30/04               $0.06                  $0.02
            9/30/04*              $0.01                  $1.81
            12/31/04              $2.50                  $1.50
            3/30/05               $4.00                  $1.50

---------
* Reverse stock split 1:30 effected on September 1, 2004.

      Holders of common stock are entitled to receive dividends as may be declared by our Board of Directors and, in the event of liquidation, to share pro rata in any distribution of assets after payment of liabilities. The Board of Directors has sole discretion to determine: (i) whether to declare a dividend; (ii) the dividend rate, if any, on the shares of any class of series of our capital stock, and if so, from which date or dates; and (iii) the relative rights of priority of payment of dividends, if any, between the various classes and series of our capital stock. We have not paid any dividends and do not have any current plans to pay any dividends.

      The Company currently has no compensation plans or employee benefit plans.

Recent Sales of Unregistered Securities

      Pursuant to Rule 12g-3 of the Exchange Act and as set forth in a Form 8-K filed on September 16, 2004, the Company, became the successor Company to E-City. Accordingly, all unregistered sales of securities in this Report will include all sales of unregistered securities by Cyber Defense's predecessor Company, E-City.

      We made the following unregistered sales of securities in 2000:

      Between May 12, 2000, and August 1, 2000, E-City sold 9,830,000 shares of its common stock. There was no public offering of the shares. The duration of the offering period was May 12, 2000, to August 1, 2000, at a price per share of par value of $0.0001 per share, for total offering proceeds to E-City of $491.50. These issuances were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in accordance with Regulation D, promulgated under Rule 505 of the Securities Act. These shares were issued to officers, directors and affiliates of E-City, as well as a limited number of donees of Officer and Director Anis Jessa. A total of 51 offers concerning the securities were made during the period of the offering. There was no general solicitation, public announcement, advertisement or general offering of the securities. All of the offers were made to acquaintances and business associates of the officers and directors of E-City. These 51 offers resulted in total sales of 9,830,000 shares to 50 shareholders of record. Of the 50 sales that took place, 30 sales were made to unaccredited, non-affiliate investors. Each individual investor, whether accredited, unaccredited, affiliated or unaffiliated was provided with the following information: (i) the information required to be furnished in Part I of Form SB-2 under the Securities Act of 1933, as amended; (ii) the information required by Item 310 of Regulation S-B;
(iii) the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the issuer possesses or can acquire without unreasonable effort or expense that is necessary to verify the accuracy of any information furnished in connection with the offering; and (iv) written disclosure regarding the limitations and restrictions on resale of the securities.

      E-City Officer and Director Robin Moulder purchased 40,000 shares of Common Stock at $0.0001 per share on August 1, 2000, in the above-mentioned private placement. E-City Officer and Director Sal Devji purchased 400,000 shares of Common Stock at $0.0001 per share on August 1, 2000, in the above mentioned private placement. E-City Officer Susan Polmar purchased 10,000 shares of Common Stock at $0.0001 per share on August 1, 2000, in the above mentioned private placement.

      On February 1, 2001, Salim Devji resigned as an officer, director and employee of E-City. As part of his settlement and severance package, Mr. Devji agreed to transfer 350,000 of his common shares of E-City to Anis Jessa.

      On August 15, 2000, E-City issued to Butterfly Software, a related party and accredited investor who had access to information regarding E-City, 100,000 shares of its common stock in exchange for the purchase of 100% of the issued and outstanding stock of Butterfly Software. This issuance was exempt from registration under the Securities Act, in accordance with Regulation D, promulgated under Rule 505 of the Securities Act.

      We made the following unregistered sales of securities in 2002:

      E-City sold 130,000 shares of its common stock on January 25, 2002, and 70,000 shares of its common stock on January 31, 2002, to a total number of 9 investors. The duration of the offering period was January 25, 2002, to January 31, 2002. The sales price for the shares was determined by the then current trading price of E-City at the time the shares were purchased of $2.00 and $0.86 per share respectively, for total offering proceeds to E-City of $323,505.00. The issuance of these shares removed advances and notes totaling $320,000.00, and accrued interest of $3,505.00 owing to various shareholders. These issuances were exempt from registration under the Securities Act in accordance with Regulation D, promulgated under Rule 505 of the Securities Act.

      These shares were issued to existing shareholders of E-City. A total of 9 offers concerning the securities were made during the period of the offering. There was no general solicitation, public announcement, advertisement or general offering of the securities. All of the offers were made to current shareholders of E-City. These 9 offers resulted in total sales of 200,000 shares to 9 shareholders of record. Of the 9 sales that took place, 5 sales were made to unaccredited, non-affiliate investors. Each individual investor, whether accredited, unaccredited, affiliated or unaffiliated was provided with the following information: (i) the information required to be furnished in Part I of Form SB-2 under the Securities Act; (ii) the information required by Item 310 of Regulation S-B; (iii) the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the issuer possesses or can acquire without unreasonable effort or expense that is necessary to verify the accuracy of any information furnished in connection with the offering; and (iv) written disclosure regarding the limitations and restrictions on resale of the securities.

      We made the following unregistered sales of securities in 2003:

      On May 23, 2003, E-City entered into a settlement agreement with Cityscape to release and absolve all parties from any commitments generated from a prior software license agreement. As consideration for this agreement, E-City agreed to pay Cityscape $40,000.00.

      On May 23, 2003, E-City entered into a strategic alliance agreement with On Alert. E-City and On Alert also agreed to cooperate with each other to enhance the mutual possibilities of sales relating to On Alert's exclusive marketing and distribution agreement for the On Alert GDS technology and E-City's computer mapping markets. As part of this agreement, E-City agreed to sell On Alert 35,000,000 shares of its common stock for the payment of the $40,000.00 liability discussed above to Cityscape.

      E-City has relied on Regulation D, promulgated under Rule 505 of the Securities Act, for its private placement exemption, such that the sales of the securities were transactions by an issuer not involving any public offering. All of these securities have been appropriately marked with a restricted legend and are "restricted securities" as defined in Rule 144 of the rules and the regulations of the Securities and Exchange Commission. All of these securities were issued for investment purposes only and not with a view to redistribution, absent registration. All of the purchasers have been granted access to the complete books, financial records, contracts, and other business documents of E-City. Each has also had the opportunity to ask questions of the management, employees, advisors, attorneys and accountants for E-City. In addition, each was granted physical access to E-City's facilities for inspection. Transactions by E-City involving the sales of these securities set forth above were issued under the "private placement" exemptions under the Securities Act as transactions by an issuer not involving any public offering. E-City has made its own independent determination, based on its own investigation as to whether each person is (i) a sophisticated investor capable of assessing the risks inherent in a private offering, (ii) able to bear the economic risk of his investment and (iii) aware that the securities were not registered under the Securities Act and cannot be re-offered or re-sold until they have been so registered or until the availability of an exemption therefrom. The transfer agent and registrar of E-City has been instructed to mark "stop transfer" on its ledgers to assure that these securities will not be transferred absent registration or until the availability of an applicable exemption is determined.

      We made the following unregistered sales of securities in 2004:

      On August 23, 2004, the Company issued a Secured Commercial Promissory Note to Quebec, Inc., a Canadian corporation ("Quebec") in the amount of $242,216. Prepaid interest of $9,316 for 61 days was withheld from the initial funding and thereafter interest accrues at an annual rate of 24%. The Note is secured by securities owned by Mr. Robinson, our Chief Executive Officer, and will be further secured by equipment purchased by the Company (which was the subject equipment upon which deposits were paid from a portion of the loan proceeds). This sale was non-public in nature, and it was exempt from the registration provisions of the Securities Act, by virtue of Section 4(2) thereof.

      In August of 2004, in partial satisfaction of debt in the amount of $128,795.00 (not including interest) owed by E-City to On Alert, E-City issued and delivered 4,870,000 shares of its common stock to and in the name of On Alert, and the debt was reduced by $48,700.00. This sale was non-public in nature, and it was exempt from the registration provisions of the Securities Act, by virtue of Section 4(2) thereof. On Alert was an affiliate of E-City, with intimate knowledge of the affairs of E-City, so that On Alert had actual knowledge of all material information concerning E-City. The securities received by On Alert were restricted, and the certificate evidencing the shares was marked with a restrictive legend.

      Therefore, at this point in time, On Alert owned at total of 39,870,000 shares of Common Stock of E-City.

      Thereafter, On Alert acquired an additional 130,001 shares of E-City on the open market, bringing its holding of E-City to 40,000,001 shares.

      Subsequently, On Alert was merged into its parent, i.e., Cyber Defense, the Company. The result of this merger was that the assets and liabilities and rights and obligations of On Alert, as matter of law, became the assets and liabilities and rights and obligations of Cyber Defense. More specifically, the 40,000,001 shares of E-City previously owned by On Alert became an asset of the Company.

      Subsequently, on September 1, 2004, pursuant to a merger between E-City and the Company, (a) 40,000,001 shares of E-City owned by the Company were canceled, and (b) for each 30 shares of the common stock of E-City owned by them before the merger, the remaining shareholders of E-City received 1 share of the Class A Common Stock of the Company after the merger. Thus, pursuant to and after the merger, those persons received a total of 333,562 shares of the Class A Common Stock, Par Value $0.001 per share, of the Company.

      Inasmuch as the Company owned in excess of 80% of the issued and outstanding Common Stock of E-City before the merger, this was a "short-form" merger and did not require the consent of the shareholders of either E-City or of the Company, and this issuance was exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 3(a)(9) and Rule 12g-3 of the Exchange Act.

      In March of 2004, Proxity lent $100,000.00 to On Alert, and Cherokee lent $400,000.00 to On Alert. On Alert thereupon lent $500,000.00 to Cyber Aero. Certain of these instruments were convertible promissory notes.

      To evidence its $100,000.00 obligation to Proxity, On Alert issued its $100,000.00 convertible promissory note to Proxity dated March 13, 2004, and due on or before November 30, 2004. This On Alert-to-Proxity Convertible Note allowed the holder (Proxity) to convert debt into equity of On Alert by receiving 1,686,340 shares of Class A Common Stock (Restricted) of On Alert at the rate of $0.0593 per share.

      As a result of, and following the merger of On Alert into Cyber Defense, the right of the holder (Proxity) to convert debt into equity of the original maker (On Alert) by receiving shares of Class A Common Stock of On Alert became the right of Proxity to receive, and the obligation of Cyber Defense to issue, shares of Class A Common Stock of Cyber Defense, upon service of a Notice Of Conversion by Proxity upon Cyber Defense.

      As a result of, and following the merger of On Alert into Cyber Defense, the right of the holder (Proxity) to convert debt into equity of the original maker (On Alert) by receiving shares of Class A Common Stock of On Alert is now the right of Proxity to receive, and the obligation of Cyber Defense to issue, shares of Class A Common Stock of Cyber Defense, upon service of a Notice Of Conversion by Proxity upon Cyber Defense.

      However, Proxity has not served a Notice of Conversion upon Cyber Defense, as successor maker to On Alert, the original maker.

      To evidence its $400,000.00 obligation to Cherokee, On Alert issued its $400,000.00 Convertible Promissory Note to Cherokee dated March 13, 2004, and due on or before November 30, 2004.

      This On Alert-to-Cherokee Convertible Note allowed the holder (Cherokee) to convert debt into equity of the maker (On Alert) by receiving 6,750,000 shares of Class A Common Stock (Restricted) of On Alert at the rate of $0.0593 per share.

      As a result of, and following the merger of On Alert into Cyber Defense, the right of the holder (Cherokee) to convert debt into equity of the original maker (On Alert) by receiving shares of Class A Common Stock of On Alert became the right of Cherokee to receive, and the obligation of Cyber Defense to issue, shares of Class A Common Stock of Cyber Defense, upon service of a Notice Of Conversion by Cherokee upon Cyber Defense. On September 1, 2004, Cherokee served a Notice of Conversion upon Cyber Defense, and shortly thereafter, Cherokee was issued 6,750,000 shares of the Class A Common Stock of Cyber Defense (Restricted).

      These issuances of securities of Cyber Defense were non-public in nature, and were exempt from the registration provisions of the Securities Act, by virtue of Section 4(2) thereof. Proxity and Cherokee were affiliates of the Company, with intimate knowledge of the affairs of the Company, so that these affiliates had actual knowledge of all material information concerning each others affairs. The securities received by these affiliates were restricted, and the certificate evidencing the shares was marked with a restrictive legend.

      The Company has entered into a series of agreements with various entities to acquire certain equipment. In that connection, Cyber Defense has agreed to register up to 1,535,000 shares of its Class A Common Stock for re-sale by Equipment Depot. These shares have not yet been issued.

      Prior to the merger of On Alert into Cyber Defense, On Alert had received an advance of $5,218.40 from Allstars Marketing, Inc. ("Allstars") to acquire production equipment, and, in that connection, On Alert had agreed to issue 88,000 shares of its Class A Common Stock at a value of $0.0593 per share, which price the parties determined was fair to both of them, the then current fair market value of unregistered shares of On Alert, in connection therewith to Allstars. Thus, prior to the merger of On Alert into Cyber Defense, Allstars was the holder of 88,000 shares of the Class A Common Stock of On Alert. As a result of the merger of On Alert into Cyber Defense, shares of the Class A Common Stock of On Alert were cancelled and were exchanged for an equal number of shares of the Class A Common Stock of Cyber Defense. Therefore, Allstars is to exchange the 88,000 shares of On Alert it was issued for 88,000 shares the Class A Common Stock of Cyber Defense (Restricted), subject to registration rights. These shares are registrable by Cyber Defense pursuant to its addendum of the Stock Purchase Agreement of August 19, 2004, by the most expedient form of registration available to Cyber Defense. In that connection, Cyber Defense plans to file a Registration Statement including such shares.

      Allstars also has an option to acquire another 88,000 shares of the Class A Common Stock of Cyber Defense on or before August 9, 2005, at the same price of $0.0593 per share as the first 88,000 shares. Cyber Defense has granted registration rights to Allstars in relation to these shares pursuant to the Registration Rights Agreement it executed August 19, 2004.

      These shares are registrable by Cyber Defense pursuant to its addendum of the Stock Purchase Agreement of August 19, 2004, by the most expedient form of registration available to Cyber Defense.

      Allstars also has an option to acquire another 88,000 shares of the Class A Common Stock of Cyber Defense on or before August 9, 2005, at the same price of $0.0593 per share as the first 88,000 shares. We have granted registration rights to Allstars in relation to these shares pursuant to the Registration Rights Agreement it executed August 19, 2004.

      These issuances of securities of Cyber Defense were non-public in nature, and were exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof. The Principal of Allstars has substantial investment knowledge and experience; he was provided with all material information concerning the affairs of On Alert and Cyber Defense; he was given the opportunity to ask questions of the management, employees, advisors, attorneys and accountants for the two companies; and he was granted physical access to their facilities for inspection.

      We made the following unregistered sales of securities in 2005:

      During January of 2005, the Company entered into employment agreements with the following persons pursuant to which each has the right, under terms and conditions set forth in the agreements, to be issued the following amount of the Class A Common Stock, Par Value $0.001 per share:

              Name                                           Number of Shares
              ----                                           ----------------
              James Alman                                    50,000
              Andrea Facchinetti                             25,000
              Barry Nelsen                                   40,000
              William C. Robinson                            250,000
              Jaffrey Stephens                               25,000

      These issuances of securities of Cyber Defense are non-public in nature, and were exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof. The recipients are employees of the Company, each was given the opportunity to ask questions of the management, employees, advisors, attorneys and accountants for the two companies, and each had physical access to the facilities for inspection. The securities of the Company to be received by these employees are restricted, and the certificates evidencing the shares will be marked with a restrictive legend.

      Beginning  February  1,  2005,  the  Company  will  pay each  Director  an
Attendance Fee of $1,000.00, plus reasonable travel expenses, for each Director's Meeting attended. In addition, the Company, will, at the end of 2005, and yearly thereafter, begin paying each then-incumbent Director an additional yearly honorarium of 25,000 shares of the Company's Class A Common Stock.

      These issuances of securities of Cyber Defense will be non-public in nature, and will be exempt from the registration provisions of the Securities Act, by virtue of Section 4(2) thereof. The recipients are Directors of the Company, with intimate knowledge of the affairs of the Company of the Company; each has the opportunity to ask questions of the management, employees, advisors, attorneys and accountants for the two companies, and each has physical access to the facilities for inspection. The securities of the Company to be received by these Directors are restricted, and the Certificates evidencing the shares will be marked with a restrictive legend.

      On February 18, 2005, Cyber Defense issued a Convertible Promissory Note to Bedlington Securities, Ltd. ("Bedlington"), for the principal amount of $250,000 for operating capital. Interest will accrue on the note at the rate of 18% per annum and repayment terms require six equal monthly payments commencing April 30, 2005, with the last payment on September 30, 2005, to include all accrued interest. Bedlington has the right to convert the outstanding amount of its note into shares of the Class A Common Stock at any time upon five days notice, and such conversion will be calculated at 50% of the average closing price of the Class A Common Stock for the 30 days preceding the date of conversion. On March 1, 2005, we informed Bedlington of our intention to make payment in full with shares of our common stock. Accordingly, Bedlington submitted a Notice of Conversion to us. As a result, we will issue 217,391 shares of our Class A Common Stock to Bedlington in satisfaction of the note. The sale of the note was made pursuant to Section 4(2) of the Securities Act and is exempt from registration.

      On February 28, 2005, Cyber Defense issued a Convertible Promissory Note to Joseph Theismann, for the principal amount of $117,000 for operating capital. Interest will accrue on the note at the rate of 18% per annum and repayment terms require six equal monthly payments commencing April 30, 2005, with the last payment on September 30, 2005, to include all accrued interest. Mr. Theismann has the right to convert the outstanding amount of his note into shares of the Class A Common Stock at any time upon five days notice, and such conversion will be calculated at 50% of the average closing price of the Class A Common Stock for the 30 days preceding the date of conversion. On March 1, 2005, we informed Mr. Theismann of our intention to make payment in full with shares of our common stock. Accordingly, Mr. Theismann submitted a Notice of Conversion to us. As a result, we will issue 100,000 shares of our Class A Common Stock to him in satisfaction of the note. The sale of the note was made pursuant to
Section 4(2) of the Securities Act and is exempt from registration.

      On March 24, 2005, Cyber Defense issued a Convertible Promissory Note to Guy K. Stewart, Jr., its former corporate counsel for the principal amount of $150,000. The note evidences a portion of the funds owed by us to Mr. Stewart for unpaid legal fees. We will pay the balance in cash. Interest will accrue on the note at the rate of 18% per annum and repayment terms require six equal monthly payments commencing April 30, 2005, with the last payment on September 30, 2005, to include all accrued interest. Mr. Stewart has the right to convert the outstanding amount of his note into shares of the Class A Common Stock at any time upon five days notice, and such conversion will be calculated at 50% of the average closing price of the Class A Common Stock for the 30 days preceding the date of conversion. On March 29, 2005, we informed Mr. Stewart of our intention to make payment in full with shares of our common stock. Accordingly, Mr. Stewart submitted a Notice of Conversion to us. As a result, we will issue 100,000 shares of our Class A Common Stock to Mr. Stewart in satisfaction of his note. The sale of the note was made pursuant to Section 4(2) of the Securities Act and is exempt from registration.

      On March 31, 2004, as compensation for services, the Company issued 5,461 and 25,000 shares, respectively, of its Class A Common Stock to Blue Marlin, Inc. and Mr. Jerry Beaulac. The issuance of stock was made pursuant to Section 4(2) of the Securities Act and is exempt from registration.

      On March 31, 2004, as compensation for services, the Company issued 5,461, 25,000 and 75,000 shares, respectively, of its Class A Common Stock to Blue Marlin, Inc., Mr. Jerry Beaulac and Affiliated Business Services, Inc. The issuance of stock was made pursuant to Section 4(2) of the Securities Act and is exempt from registration.

      On April 1, 2005, Cyber Defense entered into a Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners and New Millenium Capital Partners II, LLC, whereby the Company authorized the sale of a secured convertible term note in the aggregate principal amount of $4.0 million (the "AJW Notes"). The AJW Notes bear interest at 8% per annum, unless our common stock is greater than $4.25 per share for each trading day of a month, in which no event, no interest is payable during such month. The AJW Notes are convertible into common stock of the Company at a 40% discount to the average of the three lowest trading prices of our common stock during the 20 trading day period prior to conversion. In connection with the offering, the Company issued an aggregate of 4,000,000 warrants to purchase our common stock at a price of $4.25 per share. The warrants are exercisable for a period of five years. The offering was made pursuant to Section 4(2) of the Securities Act and is exempt from registration.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

General

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report. In addition, at December 31, 2004, our auditors, Hansen, Barnett & Maxwell, the Company's Independent Registered Public Accounting Firm, raised substantial doubt about our ability to continue as a going concern. Notwithstanding the foregoing, subject to realization of the Millennium financing and the financing available from Commerce Funding Corporation, if we generate eligible receivables to finance, we will be in a position to fund the anticipated level of operations for at least one year.

Results of Operations

      The Year Ended December 31, 2004 as compared to the period of March 17, 2003 (Date of Inception) through December 31, 2003

      General and administrative expenses totaled $1,282,007 for the year ended December 31, 2003, December 31, 2004 as compared to $372,609 for the nine and one half months ended December 31, 2003, a net increase of $909,398. The net increase is primarily due to an increase in specialized consulting and testing relative to Airships in the amount of approximately $559,000 as well as increases in legal and accounting fees of approximately $233,000 and the inclusion of the general and administrative expenses of Cyber Aero in the amount of $329,759.

      Revenues in 2004 were $3,503,250 as compared to no revenues in 2003. The revenue in the current year is the result of period of March 17, 2003 (Date of Inception) through December 31, 2003 Cyber Aerospace commencing marketing efforts relative to its airship products. Cyber Aerospace began operations in March 2004.

      Other expenses for the year ended December 31, 2004 of $130,206 consisted of interest expense of $98,809; a charge for impairment in the value of certain equipment of $ 12,205 and a charge for impairment in the carrying value of licenses of $19,192. Other income and expense for the year ended December 31, 2003 of $104,096 was comprised of a gain of $22,807 on forgiveness of debt due to negotiation and eventual satisfaction of an E-city debt for less than its recorded value; interest income of $3,692, interest expense of $9,292 and a charge for impairment of the carrying value of goodwill in the amount of $121,303.



Legal Contingencies

      We may be subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to the environment, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on a careful analysis of each individual issue with the assistance of outside legal counsel. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. At December 31, 2004, there are no outstanding legal proceedings, nor are there any reserves established.

Liquidity and Capital Resources

      The Company's primary needs for liquidity and capital resources are the funding of salaries, and other administrative expenses related to the management of the Company as well as for payment of the cost of products sold and inventory.

      The Company's cash and cash equivalents of $206,270 as of December 31, 2004 are not sufficient to support current levels of operations for the next twelve months and it will be necessary for the Company to seek additional financing.

      The Company has entered into agreements with Equipment Depot, Inc., of Deerfield Beach, Florida, to acquire approximately $8,100,000, as valued, of aerospace R & D and production equipment to further the fulfillment of the Company's anticipated contracts and purchase orders. The transactions are expected to close upon the completion of the financing, institution's due diligence and legal review. The Company is paying approximately $5.4 million, in a combination of cash and the exchange of newly issued common stock of the Company, valued at $3.00 a share for the purposes of the transactions, to complete the purchase.

      This agreement has been amended and is still currently under negotiation. Certain production equipment to be used in the manufacturing of composite materials and R & D and aerospace machining tools are being located. Additional funding is also being sought using the targeted equipment as collateral. At this time there are no firm commitments to provide funding in connection to the aforementioned transaction. In the event that conventional debt financing can not be obtained it is probable that the equipment transaction will be canceled.

      On February 16, 2005 the Company and Commerce Funding Corporation (CFC) executed a Working Capital Financing Proposal relative to a potential secured financing of up to $3,000,000 for a two year term. All borrowings under this potential financing would be collateralized by a first security UCC-1 filing on all assets related to accounts receivable and a Cross Corporate Guaranty by Proxity, Inc., the Company's major shareholder and parent. In addition, CFC requires a Limited Guaranty of certain provisions in the loan agreement by the Company's Chief Executive Officer. The interest rate on borrowings would be Prime, as quoted in the Wall Street Journal, plus 1/2 % and there will be a one time facility fee of 1% of the total credit line payable out of the first funding. In addition, all borrowings are subject to eligibility of accounts receivable as defined and determined by CFC and the advance rate on eligible receivables, as defined, is 90% for direct Government accounts and 80% for Commercial Accounts. Closing of this transaction is subject to acceptable documentation, due diligence by CFC and other terms which are to be negotiated amongst the parties. Effective March 10, the Company was informed by CFC that it could begin to use the credit line by submitting all the required documentation relative to the receivables to be financed and upon approval of eligibility, funds would be transferred in accordance with the applicable advance rate.

      On February 18, 2005, the Company and Bedlington executed the Bedlington Note for the principal amount of $250,000 which amount will be advanced to the Company no later than February 25, 2005. Interest will accrue on the Bedlington Note at the rate of 18% per annum and repayment terms require six equal monthly payments commencing April 30, 2005 with the last payment on September 30, 2005 to include all accrued interest. Bedlington has the right to convert the outstanding amount of the Bedlington Note into Class A common shares of the Company at any time upon five days notice and such conversion shall be calculated at 50% of the average closing price of the Class A common shares for the 30 days preceding the date of conversion. All amounts so converted will not be subject to any accrual of interest. In addition, the Company has the right to pay any amounts due under the Bedlington Note at any time with shares of its Class A common stock pursuant to the same formula by notifying Bedlington of its intent to do so and requesting a Notice of Conversion from Bedlington. On February 22, 2005, the Company informed Bedlington that it intended to make payment in full with common shares and Bedlington submitted a Notice of Conversion to the Company. As a result, upon receipt of the funds, the Company issued 217,391 shares of its Class A common stock as required by the calculation described above.

      On February 28, 2005, Cyber Defense issued a Convertible Promissory Note to Joseph Theismann, for the principal amount of $117,000 for operating capital. Interest will accrue on the note at the rate of 18% per annum and repayment terms require six equal monthly payments commencing April 30, 2005, with the last payment on September 30, 2005, to include all accrued interest. Mr. Theismann has the right to convert the outstanding amount of his note into shares of the Class A Common Stock at any time upon five days notice, and such conversion will be calculated at 50% of the average closing price of the Class A Common Stock for the 30 days preceding the date of conversion. On March 1, 2005, we informed Mr. Theismann of our intention to make payment in full with shares of our common stock. Accordingly, Mr. Theismann submitted a Notice of Conversion to us. As a result, we will issue 100,000 shares of our Class A Common Stock to him in satisfaction of the note. The sale of the note was made pursuant to
Section 4(2) of the Securities Act and is exempt from registration.

      On March 24, 2005, Cyber Defense issued a Convertible Promissory Note to Guy K. Stewart, Jr., its former corporate counsel, for the principal amount of $150,000. The note evidences a portion of the funds owed by us to Mr. Stewart for unpaid legal fees. We will pay the balance in cash. Interest will accrue on the note at the rate of 18% per annum and repayment terms require six equal monthly payments commencing April 30, 2005, with the last payment on September 30, 2005, to include all accrued interest. Mr. Stewart has the right to convert the outstanding amount of his note into shares of the Class A Common Stock at any time upon five days notice, and such conversion will be calculated at 50% of the average closing price of the Class A Common Stock for the 30 days preceding the date of conversion. On March 29, 2005, we informed Mr. Stewart of our intention to make payment in full with shares of our common stock. Accordingly, Mr. Stewart submitted a Notice of Conversion to us. As a result, we will issue 100,000 shares of our Class A Common Stock to Mr. Stewart in satisfaction of his note. The sale of the note was made pursuant to Section 4(2) of the Securities Act and is exempt from registration.

      On April 1, 2005, the Company entered into a Securities Purchase Agreement, dated as of April 1, 2005, by and among the Company, and AJW Partners, LLC ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners ("Qualified") and New Millenium Capital Partners, II, LLC
("Millenium"). Partners, Offshore, Qualified and Millenium are collectively referred to as the "Purchasers". We authorized the sale to the Purchasers of Secured Convertible Term Notes in the aggregate principal amount of Four Million Dollars ($4,000,000). The $4.0 million is to be funded in three tranches ($1.5 million on April 4, 2005, $1.2 million upon filing the Registration Statement and $1.3 million upon effectiveness of the Registration Statement). The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Notes bear interest at 8% per annum, unless the common stock of the Company is greater than $4.25 per share for each trading day of a month, in which event no interest is payable during such month. The notes are convertible into common stock of the Company at a 40% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion.

      In connection with the offering, the Company issued an aggregate of 4,000,000 warrants to purchase common stock at a price of $4.25 per share. The warrants are exercisable for a period of five years. The conversion of the notes are subject to an effective Registration Statement. The Company has the right to redeem the notes under certain circumstances and the notes are secured by all of the Company's assets, except for its accounts receivable and proceeds of inventory. The proceeds of the offering will be used to repay certain indebtedness and for working capital.

      Subject to realization of this financing and the financing available from Commerce Funding Corporation, if we generate eligible receivables to finance, we ahould be in a position to fund the anticipated level of operations for at least one year.

Critical Accounting Policies

      Our discussion and analysis of its financial condition and results of operations are based upon Cyber Defense's financial statements, which have been prepared in accordance with accounting principles generally accepted in the

United States. The preparation of these financial statements requires the use of estimates that affect the reported amounts of assets, liabilities and expenses. We evaluate our estimates on an ongoing basis, including estimates for income tax assets and liabilities and the impairment of the value of investments. We base our estimates on historical experience and on actual information and assumptions that are believed to be reasonable under the circumstances at that time. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect its more significant estimates used in the preparation of its financial statements.

Accounting for Income Taxes

      We currently record a full valuation allowance against the deferred tax benefit for net operating losses generated, since in management's opinion the net operating losses do not meet the more likely than not criteria for future realization.

Impairment of Investments

      Cyber Defense reviews estimates of the value of its investments each reporting period and records an impairment loss to the extent that management believes that there has been an impairment to the carrying value.

      The Company purchased the rights to two licensing agreements - the GDS license on April 7, 2003 and the Traptec license on November 10, 2003 from Proxity Digital Networks, a related party. The GDS license is an exclusive license for the Company to sell licensed equipment throughout the world. The Traptec license gives the Company the right to represent Traptec Corporation as a marketing representative on the exclusive basis to sell surveillance and security equipment and other such products to the military and other federal agencies. The licensing agreements have been recorded at the historical cost to Proxity. As of December 31, 2004, the Company determined that the effort and resources required to be spent in order to utilize these licenses were more than the Company was able to spend and, therefore, the future cash flows relating to the ownership of the licenses would be negligible. As a result, the licenses are considered impaired in full. The impairment loss recorded in the December 31, 2004 financial statements is $19,192.

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

      In May 2003, the FASB issued Statement of Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We have not yet determined the impact, if any, of the adoption of SFAS on its financial position or results of operations.

      In May 2003, the consensus on EITF Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease," was issued. The guidance in the consensus applies to the purchase or sale of goods and services under various types of contracts, including outsourcing arrangements. Based on the criteria in the consensus, both parties to an arrangement are required to determine whether the arrangement includes a lease within the scope of SFAS No. 13, "Accounting for Leases." The new requirement applies prospectively to new or modified arrangements for reporting periods beginning after May 28, 2003. Accordingly, as of August 1, 2003, the Company accounted for new or modified arrangements based on this guidance. Adoption of this standard did not have an impact on our financial statements.

      In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" which was originally issued in January 2003. FIN 46 or revised provides guidance on the consolidation of certain entities when control exists through other entities created after January 31, 2003. The Company does not hold a variable interest in any enterprise. Accordingly, we do not expect the provisions of FIN 46 to have a material effect on future interim or annual financial statements.

      On December 18, 2003 the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"), which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The adoption of SAB 104 did not have a material impact on our financial position or results of operations.

Forward Looking Statements

      The Company is including the following cautionary statement in this Annual Report of Form 10-KSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by the Company's competitors, changes to regulatory requirements relating to DoD approvals, capital needs to fund any delays or extensions of development programs, delays in the manufacture of new and existing products by the Company or third party contractors, the loss of any key employees, the outcome of existing litigations, delays in obtaining federal, state or local regulatory clearance for new installations and operations, changes in governmental regulations, and availability of capital on terms satisfactory to the Company. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Item 7. Financial Statements.

                           CYBER DEFENSE SYSTEMS, INC.


                                      INDEX



                                                                           Page
                                                                          Number
                                                                          ------

PART II.

Item 7. Financial Statements

Report of Independent Registered Public Accounting Firm...............       F-1

Consolidated Balance Sheets as of
December 31, 2004 and 2003............................................       F-2

Consolidated Statements of Operations for the Year Ended
December 31, 2004 and for the Period from March 17, 2003
(Date of Inception) Through December 31, 2003.........................       F-3

Statements of Stockholders' Deficit for the Year Ended
December 31, 2004 and for the Period of March 17, 2003
(Date of Inception) Through December 31, 2003.........................       F-4

Consolidated Statements of Cash Flows for the Year Ended
December 31, 2004 and for the Period from March 17, 2003
(Date of Inception) Through December 31, 2003.........................       F-5

Notes to the Consolidated Financial Statements........................    F-7-15

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROLS AND PROCEDURES

      The Company's principal executive officer and principal financial officer, based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of December 31, 2004 have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company are recorded, processed, summarized and reported within the time periods in which this Annual Report has been prepared.

      The Company's principal executive officer and principal financial officer has concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the year ended December 31, 2004, the date of his most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

      As of April 14, 2005, the Directors and executive officers of the Company are presented below.

   NAME                                 AGE    TITLE

   William C. Robinson                  49     Chairman, CEO and CFO
   James Alman                          44     President and Director
   Barry Nelsen                         57     Vice-President, Government Sales
   Joseph A. Grace, Jr.                 46     Director
   Marinko Vekovic                      51     Director
   Stephen I. Johnson RADM USN (ret.)   57     Director

   ---------------------------

      The principal occupations and brief summary of the background of each Director and executive officer of Cyber Defense during the past five years is as follows:

William C. Robinson - Founder/CEO/CFO, and Chairman of the Board of Directors

      Mr. Robinson has more than 20 years experience in the public equity markets, including management positions at Paine Webber, and Prudential Securities. Mr. Robinson has performed as a successful start-up entrepreneur, and as a corporate officer and director of eight public companies. He brings seasoned operational, fund-raising, and merger and acquisition skills to the Cyber Defense team. As a principal, he has been responsible for initiating and negotiating more than $100,000,000 worth of merger and acquisition transactions and has developed, bought, and sold more than 20 companies, eight of which were from inception to full public company status. From April 2000 until October 2003, Mr. Robinson was CEO/CFO/President of Trivia Group, Inc. From April 2001 until October 2003, Mr. Robinson was CEO/CFO/President of Computer Support Associates, Inc. From March 2003 until April 2005, Mr. Robinson was CEO/CFO of Cyber Aero, our former subsidiary.

      In addition, prior to its merger into Cyber Defense, Mr. Robinson was the CEO/CFO and sole Director of On Alert.

      Mr. Robinson is also the CEO/CFO and Chairman of the Board of Directors of Proxity. Proxity specializes in the deployment and integration of security protection technology and government contract fulfillment. Trading in the Common Stock of Proxity is reported in the inter-dealer quotation system maintained by the National Quotation Bureau, Inc. and the Pink Sheets under the symbol "PRXT." Mr. Robinson is also the General Partner of Cherokee Raiders, L.P., a family limited partnership.

      Both Proxity and Cherokee are affiliates of the Company.

James Alman - President and Director

      Mr. Alman has a Bachelor of Science degree in Aerospace Engineering from Boston University. Before joining Cyber Defense, from November 1999 to July 2004, Mr. Alman served as the Director of Engineering for AirTran Airways and led a group of engineers in the technical support of AirTran. Mr. Alman has worked on the Electromagnetic Interference (EMI) project, Secure Cockpit Doors project, the Autoland project, and various new aircraft introduction projects. As a test engineer for the NASA Langley Research Center, Mr. Alman designed various types of wind tunnel research hardware. He was a team member on the Daedalus Project, a MIT-based group that designed, built and flew three 114-foot span composite human powered aircraft that holds three world records for human powered distance flying.

Barry Nelsen - Vice-President - Government Sales

      Mr. Nelsen has been influential in the sales and marketing of information products and services since 1970. As President of Sales Resources Consultants, he is a leader in the design and sales of information products used in the U.S. Military. In the late 1980's, Mr. Nelsen sold scanning, storage and printing technologies to the DoD. These technologies replaced the offset presses that were delivering six million pages of DoD specifications monthly. His systems replaced the microfilm technologies that were used to reproduce drawings by the DoD and its vendors. Mr. Nelsen was the agent for Beyond.com selling the first enterprise-wide EC downloaded software to the DoD, approximately $50 million worth of desktop software that was used by the Defense Logistics Agency and all DoD purchasing agents. Before joining Cyber Defense in November 1994, Mr. Nelsen was a consultant.

Joseph A. Grace, Jr. - Director

      Mr. Grace is a 1980 graduate of the United States Naval Academy. He received his MBA from the University of New Orleans. After serving almost nine years as a nuclear submarine officer, he left the active duty Navy to take a position with a Fortune 500 Electronics firm in California, where he held various positions in sales and sales management. He returned to Louisiana in November of 1994 to become the founding President of the LTC, a technical trade association committed to transforming the Louisiana Technology Industry. Mr. Grace has remained active as a Captain in the United States Naval Reserve. In 2001 Captain Grace assumed the Reserve position of Special Projects officer and spokesperson for the Navy's $8 Billion enterprise rollout of the Navy Marine Corps Intranet. He has since been fully recalled to Active Duty in support of Operation Enduring Freedom, as the Chief Information Officer for Navy Medicine. His responsibilities include all operational Information Management and Information Technology in support of the Bureau of Medicine and Surgery for the Surgeon General. He is active on many Boards and Committees and is a recognized leader of the business community of Louisiana.

      Mr. Grace has been President and a Director of Proxity since May 2001.

Marinko Vekovic - Director

      Mr. Vekovic is the President of a management consulting company, Alpha Medicals, located in Irvine, California. From 1999 to 2002, he was the Senior VP Marketing and Sales at ICN Pharmaceuticals (NYSE: VRX) He is also President of MVC Consulting, and had over ten years with Eli Lilly (NYSE: LLY) from US to Latin America and Europe as Director of Operations: Europe, Middle -East, Africa Region. Since 2002, Mr. Vekovic has been the owner of a consulting firm, Alpha Medical Consulting. Mr. Vekovic has over 25 years of multidimensional expertise, both domestic and international, in general management, business development, strategic planning, marketing and sales, and experience with Global and start up companies. He has managed $3 million to $850 million businesses, and has started Companies on the London Stock Exchange, the NYSE, and NASDAQ. Mr. Vekovic has an MBA in General Management from IMD -Lausanne Switzerland and a B.S. in Economics from London University UK.

      Mr. Vekovic is a Director of Proxity.

Stephen I. Johnson, RADM U.S. Navy (Retired) - Director

      Rear Admiral Johnson's 30-year Navy career included command of the Nuclear Fast Attack Submarine U.S. CITY OF CORPUS CHRISTI (SSN-705); service as Major Acquisition Program Manager for Submarine Electronic Systems (PMS-401), Naval Sea Systems Command (NAVSEA); Program Director, Information Support Systems (PD-15), Space and Naval Warfare Systems Command (SPAWAR); and Project Director, Navy Year 2000 Project (CNO-N6Y). From June 1999 until April 2001, Rear Admiral Johnson has been a Vice-President of Business Development for Integration Partners, Inc. Since January 2001, January 2002 and June 2003, Rear Admiral Johnson has acted as a consultant to SBS Consulting, Inc., UCSD Jacobs School of Engineering and Asher Training, Inc., respectively.

      Subsequent to his Naval service, Admiral Johnson has served commercial industry, government program offices, and educational institutions as a senior management consultant. Admiral Johnson is a Managing Director of Source Companies LLC, an investment banking and value growth consulting company providing debt capitalization and growth advisory services to medium-sized, closely-held businesses. He is the founder of SBS Consulting, Inc., providing strategic planning, senior program management, subject matter expert, and sales and marketing consulting services to commercial customers, government organizations, and educational institutions. Admiral Johnson also serves as a Technology and Business Advisor to the William J. von Liebig Center for Entrepreneurism and Technology Advancement at the Jacobs School of Engineering, University of California, San Diego.

      Admiral Johnson is a graduate of Duke University (Physics) and the Major Program Managers Course, Defense Systems Management College. He is certified and served as a Department of Defense Major Acquisition Program Manager (Level III). He resides in San Diego, California.

Compensation of Directors

      Other than the $1,000 attendance fee paid to each Director for each meeting attended and an annual honorarium of 25,000 shares of our Class A Common Stock granted to each Director, Directors who are employees of the Company are not paid any other fees or additional compensation for services as members of the Company's Board of Directors or any committee thereof. Notwithstanding the foregoing, our President and Director, James Alman earned additional compensation of $65,000 and one of our Directors, Joseph Grace earned $5,000 in 2004.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and any person who owns more than 10% of our common stock (the "Reporting Persons") to file with the Securities and Exchange Commission reports of ownership and reports of changes in ownership of our common stock. Under Securities and Exchange Commission rules, we receive copies of all Section 16(a) forms that these Reporting Persons file. We have reviewed copies of these reports and written representations from the Reporting Persons. We believe all Reporting Persons complied with their Section 16(a) reporting obligations during 2004.

CODE OF ETHICS

      We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B. This Code of Ethics applies to our principal executive officer, our principal financial officer and principal accounting officer, as well as all other employees, and is filed herewith. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within five days of such amendment or waiver.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth the aggregate cash compensation paid by the Company to: (i) its Chief Executive Officer, Chairman and Chief Financial Officer; and (ii) its most highly compensated officers whose cash compensation exceeded $100,000 for services performed during the year ended December 31, 2004.


                         ANNUAL COMPENSATION                                              LONG TERM COMPENSATION
                         -------------------                                              ----------------------
                                                                                    Awards                           Payouts
                                                                                    ------                           -------
                                                                           Restricted    Securities
                                                            Other Annual      Stock      Underlying
Name and Principal                                          Compensation     Award(s)      Options        LTIP        All Other
Position              Year         Salary ($)     Bonus ($)     ($)             ($)        SARs(#)     Payouts ($)  Compensation ($)
------------------    ----         ----------     --------- ------------     --------      -------     -----------  ----------------
William Robinson      2004             0             0             0             0             0             0             0
CEO and CFO           2003             0             0             0             0             0             0             0
                      2002             0             0             0             0             0             0             0

James Alman           2004             0             0      $ 65,000             0             0             0             0
President             2003             0             0             0             0             0             0             0
                      2002             0             0             0             0             0             0             0

Barry Nelsen          2004             0             0      $129,000             0             0             0             0
Vice-President        2003             0             0             0             0             0             0             0
                      2002             0             0             0             0             0             0             0



      On January 1, 2005, we entered into an employment agreement with our Chief Executive Officer, William Robinson. The term of this agreement is for a period of one year, subject to renewal for successive one year periods, unless 14 days prior written notice is provided by either party. Mr. Robinson will receive an annual salary of not less than $250,000. In addition, we will issue Mr. Robinson 250,000 shares of our Class A Common Stock on the first anniversary of the effective date of the agreement and every anniversary thereafter. The agreement may be terminated for due cause, upon death, upon disability, voluntary termination by him, or us, without due cause by providing 14 days prior written notice. Mr. Robinson is subject to a non-compete and non-solicitation provision during the employment term and during a specified Post-Employment Period (as defined in the employment agreement).

      On January 1, 2005, we entered into an employment agreement with our President, James D. Alman. The term of this agreement is for a period of one year, subject to renewal for successive one year periods, unless 14 days prior written notice is provided by either party. Executive will receive an annual salary of not less than $120,000. In addition, we will issue Mr. Alman 50,000 shares of our Class A Common Stock on the first anniversary of the effective date of the agreement and every anniversary thereafter. The Agreement may be terminated for due cause, upon death, upon disability, voluntary termination by him, or us without due cause by providing 14 days prior written notice. Mr. Alman is subject to a non-compete and non-solicitation provision during the employment term and during a specified Post-Employment Period.

      On January 1, 2005, we entered into an employment agreement with our Vice-President, Barry Nelsen. The term of this agreement is for a period of one year, subject to renewal for successive one year periods, unless 14 days prior written notice is provided by either party. Mr. Nelsen will receive an annual salary of not less than $120,000. In addition, we will issue Mr. Nelsen 40,000 shares of our Class A Common Stock on the first anniversary of the effective date of the agreement and every anniversary thereafter. The agreement may be terminated for due cause, upon death, upon disability, or voluntary termination by him. Mr. Nelsen is subject to a non-compete and non-solicitation provision during the employment term and during a specified Post-Employment Period.

      On January 1, 2005, we entered into an employment agreement with Jaffray Stephens. The term of this agreement is one year, subject to renewal for successive one year periods, unless 14 days prior written notice is provided by either party. Mr. Stephens will receive an annual salary of not less than $65,000. In addition, we will issue Mr. Stephens 25,000 shares of our Class A Common Stock on the first anniversary of the effective date of the agreement and every anniversary thereafter. The Agreement may be terminated for due cause, upon death, upon disability, voluntary termination by him, or us without due cause by providing 14 days prior written notice. Mr. Stephens is subject to a non-compete and non-solicitation provision during the employment term and during a specified Post-Employment Period.

      On January 1, 2005, Cyber Defense and Andrea Facchinetti entered into an employment agreement. The term of this agreement is for a period of one year, subject to renewal for successive one year periods, unless 14 days prior written notice is provided by either party. Executive will receive an annual salary of not less than $78,000. In addition, we will issue Ms. Facchinetti 25,000 shares of our Class A Common Stock on the first anniversary of the effective date of the agreement and every anniversary thereafter. The Agreement may be terminated for due cause, upon death, upon disability, voluntary termination by her, or us without due cause by providing 14 days prior written notice. Ms. Facchinetti is subject to a non-compete and non-solicitation provision during the employment term and during a specified Post-Employment Period.

      The Company does not have any annuity, retirement, pension or deferred compensation plan or other arrangements under which an executive officer is entitled to participate without similar participation by other employees.

      The Company does not currently have a stock option plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      As of April 14, 2005, there were (i) 28,023,747 shares of our Class A Common Stock issued and outstanding; (ii) 150,000 shares of our Class B Common Stock issued and outstanding; and (iii) 2 shares of our Class C Common Stock issued and outstanding.

      The following table sets forth certain information as of December 31, 2004, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) each director, and named executive officer of the Company, and (iii) all officers and directors as a group:


                                                                                     Amount and Nature
                                                                                     of Beneficial             Percentage of
                                                      Position with                  Ownership of Class        Securities(1)
Name/Address of Beneficial                            Company                        A Common Stock
Owner*                                                                               (1)(2)
------------------------------------------------------------------------------------------------------------------------------------
William C. Robinson(3)(4)                             Chairman, CEO                  6,750,000                     24.1%
                                                      and CFO

James Alman                                           President and                  1,000,000                      3.6%
                                                      Director

Barry Nelsen                                          Vice-President                 300,000                        1.1%

Stephen I.                                            Director                       0                                0%
Johnson RADM USN (ret.)

Joseph A. Grace, Jr.                                  Director                       0                                0%

Marinko Vekovic                                       Director                       0                                0%

Cherokee Raiders, L.P.                                                               6,750,000                     24.1%
5146 South Harvard Ave.
Suite 138
Tulsa, OK 74135

Proxity Digital Networks, Inc.(4)                                                    18,750,000                    66.9%
1600 Canal St., Suite 1418
New Orleans, LA 70112

All executive officers and Directors as a                                            20,050,000                    71.5%
group (5 persons)


---------

* Address of all holders is c/o Cyber Defense Systems, Inc., 10901 Roosevelt Boulevard, St. Petersburg, Florida 33716.

**    Less than one percent (1%).

(1) Pursuant to the rules of the Securities and Exchange Commission, a person is deemed to "beneficially own" shares of common stock over which the person has or shares investment or voting power, or has the right to acquire such power within 60 days. The percentage of common stock owned is calculated based on the number of shares of common stock outstanding, plus in the case of each person the number of shares of common stock issuable only to such person upon the exercise of options or warrants and the conversion of convertible debt securities.

(2) 100% of the Class B Common Stock is held by Cherokee Raiders, LP (150,000 shares) and 50% of the issued and outstanding shares of our Class C Common Stock are held by Cherokee Raiders, LP (1 share) and the balance are held by Proxity.

(3) Includes all of the shares held by Cherokee Raiders, L.P., a family limited parthnership, as to which Mr. Robinson disclaims any beneficial ownership.

(4) Mr. Robinson, the CEO and CFO of Proxity, and his family affiliates own and have voting control of approximately 33% of the outstanding shares of capital stock of Proxity.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      As of December 31, 2003, Proxity owned 100% of the stock of On Alert. On Alert also purchased the GDS technology and Traptec licenses from Proxity at Proxity's cost. In addition, On Alert has accounts and notes payable to Proxity of $184,506 and $107,011, respectively. As of December 31, 2004, the Company has accounts payable to Proxity of $468,176, respectively.

      On Alert was incorporated on March 17, 2003 in Nevada and acquired a control position in E-City in May of 2003 and in Cyber Aero in March 2004. On Alert and Cyber Aero merged with and into Cyber Defense on September 1, 2004.

      On May 23, 2003, the Company paid $40,000 for 35,000,000 shares of common stock of E-City, representing 77.6% of the total shares outstanding. On September 1, 2004, the Company issued 333,562 shares of our Class A Common Stock for the remaining shares of E-City. E-City was a public company incorporated in Nevada on May 12, 2000. The Company acquired E-City for its status as a public entity.

      Cyber Aero has been consolidated with the Company as it is a 98.8% owned subsidiary. All transactions and account balances between the Company and Cyber Aero were eliminated during consolidation.

      Cherokee's general partner is William C. Robinson. Cherokee and Mr. Robinson also own control positions with proxies in Proxity. As of December 31, 2003, the Company had a note payable to Cherokee of $21,166. As of December 31, 2004, the Company had notes payable to Cherokee in the amount of $927,268.

      William C. Robinson has a controlling interest in Proxity and Cherokee. He is also the CEO and CFO of the Company.

      On May 1, 2004, Cyber Aero and TSI entered into a Marketing and Sales Agreement, in which the parties agreed that in consideration of $500,000.00 paid by Cyber Aero to TSI, Cyber Aero would receive exclusive global governmental and military marketing rights to TSI's line of Airships. Cyber Aero would receive compensation for its marketing efforts by receiving up to 15% of the gross sales price of each Airship sold, less a 4% commission obligation of TSI to Sales Resources Consulting, Inc., a company owned by Gay Nelsen. Mrs. Nelsen is the wife of Barry Nelsen, who is Vice-President, Government Sales, of Cyber Defense.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

All references to the Company's Forms 8-K, 10-K, 10-QSB and 10-KSB include reference to File No. 333-46424.

(a) Exhibits

Exhibit No.             Document
-----------             --------
3.1                     Articles of Incorporation of Cyber Defense Systems, Inc.
                        (incorporated by reference to Exhibit 3.1 filed with Company's Form 8-K on February 23, 2005 ("February 2005
                        Form 8-K")).

4.1(a) $242,216.00 Corporate Promissory Note from On Alert to 9145-6442 Quebec, Inc (incorporated by reference to
                        Exhibit 10.8(a) filed with the February 2005 Form 8-K).

4.1(a)(1)               Addendum  dated  February  9,  2005,  to the Note  dated
                        August 23, 2004  (incorporated  by  reference to Exhibit
                        10.8(a)(1) filed with the February 2005 Form 8-K).

4.2 Intercreditor Agreement between On Alert, Equipment Depot, Inc. and 9145-6442 Quebec, Inc., dated September 21, 2004 (incorporated by reference to Exhibit 10.8(d) filed with the February 2005 Form 8-K).

4.3(a) $100,000.00 Corporate Promissory Note from On Alert (Maker) to Proxity (Holder) dated March 13, 2004; due on or before November 30, 2004 (incorporated by reference to Exhibit 10.11(a) filed with the February 2005 Form 8-K).

4.3(b) Re-stated $100,000.00 Corporate Promissory Note from On Alert (Maker) to Proxity (Holder) Originally dated March 13, 2004 due on or before November 30, 2004 - Now dated February 1, 2005, and due November 30, 2005 (incorporated by reference to Exhibit 10.11(b) filed with the February 2005 Form 8-K).

4.4 $500,000.00 Corporate Promissory Note from Cyber Aero (Maker) to On Alert (Holder) dated March 10, 2004; due on or before November 30, 2005 (incorporated by reference to Exhibit 10.12 filed with the February 2005 Form 8-K).

4.5 Notice of Conversion dated September 1, 2004 Cherokee (Holder) elects to be issued 6,750,000 shares of Common Stock of On Alert (Maker) in satisfaction of $400.000.00 in debt evidenced by Convertible Corporate Promissory Note from On Alert in the amount of $400,425.00 (incorporated by reference to Exhibit 10.13 filed with the February 2005 Form 8-K).

4.6 $400,000.00 Corporate Promissory Note from On Alert (Maker) to Cherokee (Holder) dated March 13, 2004 due on or before November 30, 2004 (incorporated by reference to Exhibit 10.14 filed with the February 2005 Form 8-K).

4.7 $675,000.00 Corporate Promissory Note from On Alert (Maker) to Cherokee (Holder) dated July 15, 2004 due on or before November 30, 2005 (incorporated by reference to Exhibit 10.15 filed with the February 2005 Form 8-K).

4.8 $675,000.00 Corporate Promissory Note from Cyber Aero (Maker) to On Alert (Holder) dated July 15, 2004 due on or before November 30, 2005 (incorporated by reference to Exhibit 10.16 filed with the February 2005 Form 8-K).

4.9 $374,169.30 Corporate Promissory Note from On Alert (Maker) to Proxity (Holder) dated March 13, 2004 due on or before November 30, 2004 (incorporated by reference to Exhibit 10.17 filed with the February 2005 Form 8-K).

4.10 Notice of Conversion dated April 12, 2003 Proxity (Holder) elects to be issued 18,750,000 shares of Common Stock of On Alert (Maker) in satisfaction of $18,750.00 in debt evidenced by Convertible Corporate Promissory Note from On Alert in the amount of $18,750.00 (incorporated by reference to Exhibit 10.18 filed with the February 2005 Form 8-K).

4.11 $194,200.00 Corporate Promissory Note from On Alert (Maker) to Cherokee (Holder) dated September 28, 2004 due on or before November 30, 2005 (incorporated by reference to Exhibit 10.19 filed with the February 2005 Form 8-K).

4.12 Form of Secured Convertible Term Note issued to AJW Partners, LLC, dated as of April 1, 2005 (incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K on April 6, 2005 (the "April 2005 Form 8-K")).

4.13 Security Agreement in favor of AJW Partners, LLC, dated as of April 1, 2005 (incorporated by reference to Exhibit 10.3 filed with the April 2005 Form 8-K).

4.14 Intellectual Property Security Agreement with AJW Partners, LLC, dated as of April 1, 2005 (incorporated by reference to Exhibit 10.4 filed with the April 2005 Form 8-K).

4.15 Guaranty and Pledge Agreement in favor of AJW Partners, LLC, dated as of April 1, 2005 (incorporated by reference to Exhibit 10.5 filed with the April 2005 Form 8-K).

10.1(a) Original Traptec Licensing Agreement between On Alert and the Traptec Corporation, dated November 10, 2003, with subsequent modifications (incorporated by reference to Exhibit 10.1(a) filed with the February 2005 Form 8-K).

10.1(b)                 First   Modification  to  Traptec  Licensing   Agreement
                        (incorporated by reference to Exhibit 10.1(b) filed with the February 2005 Form 8-K).

10.1(c)                 Second   Modification    Traptec   Licensing   Agreement
                        (incorporated by reference to Exhibit 10.1(c) filed with the February 2005 Form 8-K).

10.2(a) Asset Purchase Agreement Between Cyber Aero And James Alman, dated March 5, 2004 (incorporated by reference to
                        Exhibit 10.2(a) filed with the February 2005 Form 8-K).

10.2(b) Amendment dated January 11, 2005 to Alman Asset Purchase Agreement dated March 5, 2004 (incorporated by reference to Exhibit 10.2(b) filed with the February 2005 Form 8-K).

10.3 Original TSI Asset Purchase Agreement between Cyber Aero and Techsphere Systems International, LLC, dated as of March 10, 2004 with addendum (incorporated by reference to Exhibit 10.3 filed with the February 2005 Form 8-K).

10.4 Marketing and Sales Agreement between On Alert and Techsphere Systems International, LLC, dated May 1, 2004 (incorporated by reference to Exhibit 10.4 filed with the February 2005 Form 8-K).

10.5 Modification of the Original TSI Asset Purchase Agreement between Cyber Aero and Techsphere Systems International, LLC, Dated June 15, 2004 (incorporated by reference to Exhibit 10.5 filed with the February 2005 Form 8-K).

10.6(a) Equipment Purchase Agreement between On Alert Systems, Inc, and Equipment Depot, Inc., dated as of May 31, 2004, with Addendums And Subordination Agreement (incorporated by reference to Exhibit 10.6(a) filed with the February 2005 Form 8-K).

10.6(a)(1)              Addendum dated June 30, 2004, to the Equipment  Purchase
                        Agreement  between On Alert Systems,  Inc, and Equipment
                        Depot, Inc., dated as of May 31, 2004 (incorporated by reference to Exhibit 10.6(a)(1) filed with the February
                        2005 Form 8-K).

10.6(a)(2)              Amendment  #1 of August 6,  2004 to the  Addendum  dated
                        June 30,  2004  (incorporated  by  reference  to Exhibit
                        10.6(a)(2) filed with the February 2005 Form 8-K).

10.6(a)(3)              Addendum  dated  September  28, 2004,  to the  Equipment
                        Purchase  Agreement  between On Alert Systems,  Inc, and
                        Equipment  Depot,   Inc.,  dated  as  of  May  31,  2004
                        (incorporated by reference to Exhibit 10.6(a)(3) filed with the February 2005 Form 8-K).

10.6(a)(4)              Amendment  dated  February  8,  2005,  to the  Equipment
                        Purchase  Agreement  between On Alert Systems,  Inc, and
                        Equipment  Depot,   Inc.,  dated  as  of  May  31,  2004
                        (incorporated by reference to Exhibit 10.6(a)(4) filed with the February 2005 Form 8-K).

10.6(b)                 Money Purchase  Contract between On Alert Systems,  Inc,
                        and Equipment Depot, Inc., dated as of May 31, 2004 (incorporated by reference to Exhibit 10.6(b) filed with the February 2005 Form 8-K).

10.6(b)(1)              Addendum dated July 28, 2004, to Money Purchase Contract
                        dated May 31, 2004 (incorporated by reference to Exhibit
                        10.6(b)(1) filed with the February 2005 Form 8-K).

10.6(c) Registration Rights Agreement between On Alert Systems, Inc, and Equipment Depot, Inc., dated as of May 31, 2004 (incorporated by reference to Exhibit 10.6(c) filed with the February 2005 Form 8-K).

10.7(a)                 Stock Purchase Agreement between On Alert Systems.  Inc.
                        and Allstars Marketing, Inc., dated as of August 19, 2004 (incorporated by reference to Exhibit 10.7(a) filed with the February 2005 Form 8-K).

10.7(a)(1)              Amendment #1 dated August 30, 2004 to the Stock Purchase
                        Agreement between On Alert and Allstars Marketing, Inc., dated August 19, 2004 (incorporated by reference to Exhibit 10.7(a)(1) filed with the February 2005 Form
                        8-K).

10.7(a)(2)              Amendment  #2  dated  September  28,  2004 to the  Stock
                        Purchase Agreement between On Alert and Cyber Defense and Allstars, dated as of August 19, 2004 (incorporated by reference to Exhibit 10.7(a)(2) filed with the February 2005 Form 8-K).

10.7(a)(3)              Amendment  #3  dated  February  8,  2005,  to the  Stock
                        Purchase Agreement between On Alert and Cyber Defense and Allstars, dated as of August 19, 2004 (incorporated by reference to Exhibit 10.7(a)(3) filed with the February 2005 Form 8-K).

10.7(b)                 Registration  Rights Agreement between On Alert Systems.
                        Inc. and Allstars Marketing, Inc., dated as of August 19, 2004 (incorporated by reference to Exhibit 10.7(b) filed with the February 2005 Form 8-K).

10.8(a) Assignment of Loan Proceeds (incorporated by reference to Exhibit 10.8(a) filed with the February 2005 Form 8-K).

10.8(b)                 Assignment   of   Funding   Proceeds   to   Repay   Loan
                        (incorporated by reference to Exhibit 10.8(b) filed with the February 2005 Form 8-K).

10.9 Plan of Merger between On Alert and Cyber Defense Systems, dated August 24, 2004 (incorporated by reference to Exhibit 10.9 filed with the February 2005 Form 8-K).

10.10 Plan of Merger between On Alert Cyber and E-City Software, Inc., dated August 24, 2004 (incorporated by reference to Exhibit 10.10 filed with the February 2005 Form 8-K).

10.20(a) Employment Agreement between Cyber Defense and James Alman (incorporated by reference to Exhibit 10.20(a) filed with the February 2005 Form 8-K).

10.20(b)                Employment  Agreement  between  Cyber Defense and Andrea
                        Facchinetti   (incorporated   by  reference  to  Exhibit
                        10.20(b) filed with the February 2005 Form 8-K).

10.20(c) Employment Agreement between Cyber Defense and Barry Nelsen (incorporated by reference to Exhibit 10.20(c) filed with the February 2005 Form 8-K).

10.20(d)                Employment  Agreement  between Cyber Defense and William
                        C.  Robinson   (incorporated  by  reference  to  Exhibit
                        10.20(d) filed with the February 2005 Form 8-K).

10.20(e) Employment Agreement between Cyber Defense and Jaffray Stephens (incorporated by reference to Exhibit 10.20(e) filed with the February 2005 Form 8-K).

10.21 $110,000.00 Corporate Promissory Note from Cyber Defense to Joseph Theismann dated December 10, 2004; due on or before February 28, 2005 (incorporated by reference to Exhibit 10.21 filed with the February 2005 Form 8-K).

10.22                   Agreement  between  Cyber  Defense  and  Cyber  Aero and
                        Brayton Energy, LLC, dated September 27, 2004 (incorporated by reference to Exhibit 10.22 filed with the February 2005 Form 8-K).

21*                     List of Company's subsidiaries

31.1*                   Rule 13a-14(a)/15d-14(a) Certification

32.1                    Section 1350 - Certification

---------------------
* Filed herewith.

      (b) Reports on Form 8-K:

      The Company filed a Current Report on Form 8-K on September 15, 2004 regarding the mergers with E-City and On Alert.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

                                                             DECEMBER 31, 2004
                                     2004                          2003
                                     ----                          ----

Audit Fees                           $31,000                       $600
Tax Fees                             $1,000                        $0
Audit Related Fees                   $0                            $0
Total Fees                           $32,000                       $600

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April 2005.

                           CYBER DEFENSE SYSTEMS, INC.

                                  By: /s/ William C. Robinson
                                      ------------------------------------------
                                      William C. Robinson, Chairman, CEO
                                      CFO and Principal Executive, Financial and
                                      Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.


            Signature                                            Title                                                 Date
 /s/ William C. Robinson                     Chairman, Chief Executive Officer, Chief                             April 15, 2005
 -----------------------                     Financial Officer, Principal Executive, Financial
 William C. Robinson                         and Accounting Officer


 /s/ James Alman                             President and Director                                               April 15, 2005
 ---------------
 James Alman

 /s/ Barry Nelsen                            Vice-President                                                       April 15, 2005
 ----------------
 Barry Nelsen


 /s/ Stephen I. Johnson RADM USN (ret.)      Director                                                             April 15, 2005
 ------------------------------------
 Stephen I. Johnson RADM USN (ret.)

 /s/ Joseph A. Grace, Jr.                    Director                                                             April 15, 2005
 ------------------------
 Joseph A. Grace, Jr.


 /s/ Marinko Vekovic                         Director                                                             April 15, 2005
 -------------------
 Marinko Vekovic


                           CYBER DEFENSE SYSTEMS, INC.


                                      INDEX
                                                                           Page
                                                                          Number
                                                                          ------

PART II.

Item 7. Financial Statements

Report of Independent Registered Public Accounting Firm...............       F-1

Consolidated Balance Sheets as of
December 31, 2004 and 2003............................................       F-2

Consolidated Statements of Operations for the Year Ended
December 31, 2004 and for the Period from March 17, 2003
(Date of Inception) Through December 31, 2003.........................       F-3
Statements of Stockholders' Equity for the Year Ended

December 31, 2004 and for the Period of March 17, 2003
(Date of Inception) Through December 31, 2003.........................       F-4

Consolidated Statements of Cash Flows for the Year Ended
December 31, 2004 and for the Period from March 17, 2003
(Date of Inception) Through December 31, 2003.........................       F-5

Notes to the Consolidated Financial Statements........................    F-7-15

  HANSEN, BARNETT & MAXWELL
  A Professional Corporation
 CERTIFIED PUBLIC ACCOUNTANTS
   5 Triad Center, Suite 750                    [BAKER TILLY INTERNATIONAL LOGO]
 Salt Lake City, UT 84180-1128
     Phone: (801) 532-2200
      Fax: (801) 532-7944
        www.hbmcpas.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cyber Defense Systems, Inc.
St. Petersburg, Florida

We have audited the consolidated balance sheets of Cyber Defense Systems, Inc. and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2004 and for the period March 17, 2003 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Cyber Defense Systems, Inc. and Subsidiary as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the year ended December 31, 2004 and for the period March 17, 2003 (date of inception) to December 31, 2003 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had losses and current ratio deficits since inception. As discussed in Note 1 to the financial statements, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                       HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
April 8, 2005

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,   DECEMBER 31,
                                                                           2004           2003
                                                                       -----------    -----------
                                              ASSETS

     CURRENT ASSETS:

      CASH AND CASH EQUIVALENTS ....................................   $   206,270    $       319
                                                                       -----------    -----------
      TOTAL CURRENT ASSETS .........................................       206,270            319
                                                                       -----------    -----------
     OTHER ASSETS

     DISTRIBUTION LICENSES, NET OF ACCUMULATED AMORTIZATION OF
              $-0- AND $14,494 RESPECTIVELY ........................            --         39,406
     PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
               OF $2,138 AND $29,513 RESPECTIVELY ..................         5,603         14,278
     DEPOSITS ON EQUIPMENT .........................................       150,976             --
     DEPOSITS ON AIRSHIPS ..........................................     1,175,000             --
     LOAN COSTS, NET OF ACCUMULATED AMORTIZATION OF $5,292..........        12,849
     SECURITY DEPOSITS .............................................         7,156             --
     INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF $93,748         506,252
                                                                       -----------    -----------
     TOTAL ASSETS ..................................................   $ 2,064,106    $    54,003
                                                                       ===========    ===========

                              LIABILITIES AND SHAREHOLDERS' DEFICIT

     CURRENT LIABILITIES:

     ACCOUNTS PAYABLE ..............................................   $   330,054    $    95,056
     ACCOUNTS PAYABLE - RELATED PARTIES ............................       468,176        184,506
     ASSUMED DEBT OF SUBSIDIARY ....................................        33,337
                                                                                           98,972
     ACCRUED LIABILITIES ...........................................       110,933         11,787
     ACCRUED INTEREST ..............................................        98,785
     NOTES PAYABLE - RELATED PARTIES ...............................     1,137,768        128,177
     NOTES PAYABLE - QUEBEC, INC ...................................       242,216             --
                                                                       -----------    -----------
     TOTAL CURRENT LIABILITIES .....................................   $ 2,421,269    $   518,498
                                                                       -----------    -----------
     LONG-TERM NOTES PAYABLE - RELATED PARTIES .....................            --             --
                                                                       -----------    -----------
     TOTAL LIABILITIES .............................................     2,421,269        518,498
                                                                       -----------    -----------
     MINORITY INTEREST IN CYBER AEROSPACE, CORP. (6.2%) ............        28,618             --

     COMMITMENTS AND CONTINGENCIES

     SHAREHOLDERS' DEFICIT:

     CLASS A PREFERRED STOCK, $0.001 PAR VALUE; 100,000,000 SHARES
     AUTHORIZED; NONE ISSUED AND OUTSTANDING .......................            --             --
     COMMON STOCK:
     CLASS A, $0.001 PAR VALUE; 200,000,000 SHARES AUTHORIZED;
     25,921,562 AND 18,750,000 SHARES ISSUED AND
     OUTSTANDING RESPECTIVELY ......................................        25,921         18,750
     CLASS B, $0.001 PAR VALUE; 200,000,000 SHARES AUTHORIZED;
     150,000 AND -0- SHARES ISSUED AND OUTSTANDING RESPECTIVELY ....           150             --
     CLASS C, $0.001 PAR VALUE; 200,000,000 SHARES AUTHORIZED;
     2 SHARES AND -0- SHARES ISSUED AND OUTSTANDING, RESPECTIVELY ..            --             --
     ADDITIONAL PAID-IN CAPITAL ....................................       398,322             --
     ACCUMULATED OTHER COMPREHENSIVE LOSS ..........................        (7,064)        (6,540)
     ACCUMULATED DEFICIT ...........................................      (803,110)      (476,705)
                                                                       -----------    -----------
     TOTAL SHAREHOLDER'S DEFICIT ...................................      (385,781)      (464,495)
                                                                       -----------    -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ...................   $ 2,064,106    $    54,003
                                                                       ===========    ===========


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  FROM MARCH 17,
                                                     FOR THE       2003 (DATE OF
                                                    YEAR ENDED       INCEPTION)
                                                   ------------       THROUGH
                                                   DECEMBER 31,     DECEMBER 31,
                                                       2004             2003
                                                   ------------    ------------

Revenues:

Service revenues ...............................   $    803,250    $         --
Airship sales ..................................      2,700,000              --
                                                   ------------
Total Revenues .................................      3,503,250


Cost of product sold ...........................      2,200,000
Research and development .......................        188,824
General and administrative expenses ............      1,282,007         372,609
                                                   ------------    ------------
Total Expenses .................................      3,670,831         372,609
                                                   ------------    ------------
Loss from Operations ...........................       (167,581)       (372,609)

Other Income (expense)

Interest income ................................             --           3,692
Interest expense ...............................        (98,809)         (9,292)
Gain on forgiveness of debt ....................             --          22,807
Write off of equipment .........................        (12,205)             --
Impairment of goodwill and licenses ............        (19,192)       (121,303)
                                                   ------------    ------------
Other Income (Expense), Net ....................       (130,206)       (104,096)
                                                   ------------    ------------
Net Loss Before Income Tax and Minority Interest       (297,787)       (476,705)

Provision for income tax .......................             --              --
Minority interest ..............................        (28,618)             --
                                                   ------------    ------------
Net loss .......................................   $   (326,405)   $   (476,705)
                                                   ============    ============

Basic and diluted loss per share ...............   $      (0.02)   $      (0.03)
                                                   ============    ============

Weighted average number of Class A
  common shares outstanding ....................     21,125,176      18,750,000
                                                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                             Deficit
                             Class A                Class B     Accumulated Accumulated
                          Common Stock           Common Stock   During the     Other   Additional     Total
                      --------------------     ---------------  Development Comprehensive Paid-in  Stockholders'
                        Shares     Amount       Shares  Amount     Stage       Loss     Capital      Deficit
                      ----------  --------     -------  ------  -----------  --------   --------   -----------
Balance March 17, 2003
(Date of Inception)            -  $      -           -  $    -  $         -  $      -   $      -   $        -


Sale of Class A common
stock for cash -
$0.001 per share      18,750,000    18,750                                                              18,750


Net loss for the period                                            (476,705)                          (476,705)


Currency translation
adjustments                                                                    (6,540)                  (6,540)
                                                                                                   -----------

Comprehensive loss                                                                                    (483,245)
                                                                                                   -----------

Balance at            ----------  --------     -------  ------  -----------  --------   --------   -----------
December 31, 2003     18,750,000  $ 18,750           -       -  $  (476,705) $ (6,540)             $  (464,495)

Issuance of 150,000
Class B Common shares
 in exchange for note
 payable conversion                            150,000     150                                             150

Issuance of 6,750,000
Class A common shares
 Conversion of
 Note payable          6,750,000     6,750                                               398,322       405,072

Issuance of 421,562
 Class A common shares
 pursuant to the
 acquisition of
  E-City Software        421,562       421                                                                 421

 Net loss for the year                                             (326,405)                          (326,405)

Currency translation
adjustments                                                                      (524)                    (524)
                                                                             --------              -----------

Comprehensive loss                                                                                   (326,929)
                                                                                                     ---------
Balance at            ----------  --------     -------  ------  -----------  --------   --------   -----------
December 31, 2004     25,921,562  $ 25,921     150,000  $  150  $  (803,110) $ (7,064)  $398,322   $  (385,781)
                      ==========  ========     =======  ======  ===========  ========   ========   ===========


            The accompanying notes are an integral part of these consolidated financial statements

                     CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            FOR THE
                                                                            PERIOD
                                                                             FROM
                                                                           MARCH 17,
                                                                           2003 (DATE
                                                              YEAR ENDED  OF INCEPTION)
                                                              ---------     THROUGH
                                                             DECEMBER 31, DECEMBER 31,
                                                                2004         2003
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ...............................................   $(326,405)   $(476,705)
   Adjustments to reconcile net loss to net
   cash from operating activities:
     Minority interest ....................................      28,618           --
     Depreciation and amortization ........................     121,392       17,845
     Impairment of goodwill ...............................          --      121,303
     Impairment of value of licenses ......................      19,192
     Gain on forgiveness of debt ..........................          --      (22,807)
     Loss on currency adjustment ..........................        (524)      (6,540)
     Write off of property and equipment ..................      12,205           --
     Gain on sale of airship ..............................    (500,000)          --
     Changes in assets and liabilities:
       Security deposits ..................................      (7,156)
       Income tax receivable ..............................          --       53,391
       Accounts payable ...................................     259,653       19,529
       Accrued liabilities ................................     197,931      (62,609)
                                                              ---------    ---------
NET CASH FROM OPERATING ACTIVITIES ........................    (195,094)    (356,593)
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of licenses ..................................          --
                                                                             (53,900)
    Deposits on equipment .................................    (150,976)          --
    Purchase of equipment .................................      (5,668)
    Change in related party receivables/payables ..........     283,670      184,506
    Increase in investment in E-City ......................          --
                                                                             (40,000)
                                                              ---------    ---------
NET CASH FROM INVESTING ACTIVITIES ........................     127,026       90,606
                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on loan costs ................................     (18,141)          --
    Proceeds from notes payable ...........................     543,330      167,379
    Proceeds from notes payable - related parties .........     638,166      128,177
    Principal payments on notes payable ...................    (389,008)     (48,000)
    Principal payments on notes payable - related parties .    (439,911)          --
    Payments on debt assumed from subsidiary ..............     (65,635)          --
    Issuance of common stock ..............................       5,218       18,750
                                                              ---------    ---------
NET CASH FROM FINANCING ACTIVITIES ........................     274,019      266,306
                                                              ---------    ---------
Net increase in cash and cash equivalents .................     205,951          319
Cash and cash equivalents, beginning ......................         319           --
                                                              ---------    ---------
Cash and cash equivalents, ending .........................   $ 206,270    $     319
                                                              =========    =========


 The accompanying notes are an integral part of these consolidated financial statements.

                     CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                            FOR THE
                                                                            PERIOD
                                                                             FROM
                                                                           MARCH 17,
                                                                           2003 (DATE
                                                              YEAR ENDED  OF INCEPTION)
                                                              ---------     THROUGH
                                                             DECEMBER 31, DECEMBER 31,
                                                                2004         2003
                                                              ---------    ---------
Supplemental disclosure of cash flow information:

Cash paid for interest                                        $   9,316    $      --
Cash paid for income taxes                                           --           --

Supplemental disclosure of non-cash investing and financing information:

Issued stock for debt                                         $ 400,425
Accounts payable paid by related party                           24,655
Retirement of fully depreciated assets                           29,513
Deposits for purchase of airship                                675,000
Subsidiary minority shareholders' stock issued for
  subscriptions receivable                                          166
Licenses purchased with debt                                    500,000
Plans and designs purchased with debt                           100,000
Capital restructuring                                               335
Debt assumed in acquisition of E-City                                        126,972


The accompanying notes are an integral part of these consolidated financial statements.

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CONSOLIDATION - The accompanying consolidated financial statements include the accounts and transactions of Cyber Defense Systems, Inc. for all periods presented and the accounts and transactions of its subsidiary from the date of its acquisition. Intercompany accounts and transactions have been eliminated in consolidation. At December 31, 2003, no minority interest is shown on the balance sheet as the former subsidiary, E-City, had generated losses that had been borne by the Company. At December 31, 2004, minority interest was recorded for the applicable portion of net income of Cyber Aerospace.

On May 23, 2003, the Company paid $40,000 for 35,000,000 shares of common stock of E-city Software, Inc. ("E-city"), representing 77.6% of the total shares outstanding. The accompanying consolidated financial statements include the accounts and transactions of On Alert Systems, Inc. for all periods presented and the accounts and transactions of E-City from the date of its acquisition until it was merged into Cyber on September 1, 2004. Intercompany accounts and transactions have been eliminated in consolidation. No minority interest is shown on the balance sheet as of December 31, 2003 because E-City generated losses which were borne by the Company.

The purchase of E-city for $40,000 included current assets of $71,020 and current liabilities of $152,323, resulting in goodwill of $121,303. Management determined that the value of the goodwill was impaired and the total amount was written off. Subsequent to the purchase and before the year end, management was successful in negotiating a settlement of certain debt that had been acquired which resulted in forgiveness of debt of $20,407.

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

BUSINESS CONDITION - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the period ended December 31, 2003, the Company earned no revenue and incurred a net loss of $476,705. For the year ended December 31, 2004, the Company had revenues, but incurred a net loss of $326,405. The lack of sufficient operations and the loss from operations raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations (see Note 9).

CASH AND CASH EQUIVALENTS -- Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. At December 31, 2004 and December 31, 2003 the Company had $106,270 and zero cash, respectively, in excess of federally insured limits.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Long-lived assets are reviewed for impairment yearly. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on the evaluation, an impairment of $12,205 for a reduction in the value of certain equipment and an impairment in the value of licenses of $19,192 were recorded in fiscal 2004 and $121,303 for a reduction in the value of goodwill was recorded in the period ended December 31, 2003.

REVENUE RECOGNITION - Service revenues are recognized when the services are performed and the customer is billed. Airship sales are recognized when substantially all contract specifications have been met and title passes to the customer.

CONCENTRATIONS OF RISK-- During the year ended December 31, 2004, there was one airship sale to one customer. During 2004, the Company had one supplier of airships. The loss of this supplier could have a material effect on the Company's financial statements.

INCOME TAXES -- No income taxes have been paid or accrued because the Company had no net income for the fiscal year ended December 31, 2004 or for the period ended December 31, 2003. The Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases. Deferred tax assets and deferred liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

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

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees (APB 25) and requires such transactions to be accounted for using a fair-valued-based method, with the resulting cost recognized in the Company's financial statements. This new standard is effective for annual periods beginning after June 15, 2005. The Company has not awarded or granted any share-based compensation to date and, therefore, the adoption of this standard is not expected to have any effect on the Company's financial position or results of operations until such time as share-based compensation is granted.

In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets. SFAS No. 153 amends APB Opinion No. 29, Accounting for Non-monetary Transactions, to eliminate the exception for non-monetary exchanges of similar productive assets. The Company will be required to apply this statement to non-monetary exchanges after December 31, 2005. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - RELATED PARTY TRANSACTIONS

Proxity, Inc. ("Proxity") - Proxity owned 100% of the stock of On Alert Systems, Inc. at December 31, 2003. On Alert purchased the GDS and Traptec licenses from Proxity at Proxity's cost. As of December 31, 2003, On Alert had accounts payable and notes payable to Proxity of $184,506 and $107,011, respectively. As of December 31, 2004, the Company has accounts payable and notes payable to Proxity of $ 468,176 and $ -0- respectively.

On Alert Systems - On Alert was incorporated on March 17, 2003 in Nevada and acquired a control position in E-City in May of 2003 and in Cyber Aerospace in March 2004. On Alert was merged with and into Cyber Defense on September 1, 2004.

E-City Software - On May 23, 2003, the Company paid $40,000 for 35,000,000 shares of common stock of E-city Software, Inc., representing 77.6% of the total shares outstanding. On September 1, 2004, the Company issued 333,562 shares of Cyber Defense Common Stock Class A for the remaining shares of E-City. E-City Software, Inc. is a public company incorporated in Nevada on May 12, 2000. The Company acquired E-City for its status as a public entity.

Cyber Aerospace - Cyber Aerospace has been consolidated with the Company as it is a 93.8% owned subsidiary. All transactions and account balances between the Company and Cyber Aerospace were eliminated during consolidation.

Cherokee Raiders - Cherokee's general partner is William C. Robinson. Cherokee and Mr. Robinson also own control positions with proxies in Proxity. As of December 31, 2003, the Company had a note payable to Cherokee of $21,166. As of December 31, 2004, the Company had a note payable to Cherokee in the amount of $927,768.

William C. Robinson - Mr. Robinson has ownership in Proxity and Cherokee Raiders. He is also the CEO and CFO of the Company.

NOTE 3 - INTANGIBLE ASSETS

During 2004, the Company purchased exclusive marketing rights from Techsphere International ("TSI"). These rights were recorded at their cost of $500,000 because TSI is a non-related party. These marketing rights are being amortized over six years, which is the life of the contract and the monthly amortization expense is $6,944. In 2004, the Company purchased designs and plans for unmanned air vehicles (UAVs) which have a useful life of 3 years. The cost was $100,000 and the monthly amortization is $2,777.

The Company purchased the rights to two licensing agreements - the GDS license on April 7, 2003 and the Traptec license on November 10, 2003 from Proxity Digital Networks, a related party. The GDS license is an exclusive license for the Company to sell licensed equipment throughout the world. The Traptec license gives the Company the right to represent Traptec Corporation as a marketing representative on the exclusive basis to sell surveillance and security equipment and other such products to the military and other federal agencies. The licensing agreements have been recorded at the historical cost to Proxity. As of December 31, 2004, the Company determined that the effort and resources required to be spent in order to utilize these licenses were more than the Company was able to spend and, therefore, the future cash flows relating to the ownership of the licenses would be negligible. As a result, the licenses are considered impaired in full. The impairment loss recorded in the December 31, 2004 financial statements is $19,192.

NOTE 4 - PROPERTY AND EQUIPMENT

At December 31, 2003, property and equipment consisted of computer software recorded at a cost of $43,791 and accumulated depreciation of $29,513; the net balance was $14,278. In 2004, computer software of $12,205 was written off, leaving a net balance of $148 and purchases of computers and office equipment and furnishings were made in the amount of $5,668. Depreciation expense for the year ended December 31, 2004 and the period ended December 31, 2003 was $2,138 and $3,351 respectively.

                   CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTE PAYABLE - QUEBEC

ON AUGUST 23, 2004, THE COMPANY AND QUEBEC, INC., ("QUEBEC") A CANADIAN CORPORATION, EXECUTED A SECURED COMMERCIAL PROMISSORY NOTE PURSUANT TO THE TERMS OF WHICH THE COMPANY BORROWED $242,216 FROM QUEBEC. PREPAID INTEREST OF $9,316 FOR 61 DAYS WAS WITHHELD FROM THE INITIAL FUNDING AND THEREAFTER INTEREST ACCRUES AT AN ANNUAL RATE OF 24%. THE NOTE IS SECURED BY SECURITIES OWNED BY MR. ROBINSON, THE COMPANY'S CHIEF EXECUTIVE OFFICER, AND WILL BE FURTHER SECURED BY EQUIPMENT PURCHASED BY THE COMPANY WHICH WAS THE SUBJECT EQUIPMENT UPON WHICH DEPOSITS WERE PAID FROM A PORTION OF THE LOAN PROCEEDS. PREPAYMENT WAS REQUIRED FROM ANY EQUITY OR LOAN FUNDS RAISED BY THE COMPANY AND FULL PAYMENT OF ALL REMAINING PRINCIPLE AND ACCRUED INTEREST WAS DUE FEBRUARY 18, 2005. PAYMENT TERMS WERE AMENDED ON FEBRUARY 8, 2005 TO PROVIDE FOR PAYMENT OF ONE HALF THE PRINCIPAL AND ALL ACCRUED INTEREST THROUGH MARCH 10, 2005, AS WELL AS TRANSACTION COSTS AND EXTENSION FEES, THROUGH THE SALE OF A PORTION OF THE SECURITIES OWNED BY MR. ROBINSON. ALL FUNDS PAID TO THE LENDER FROM SUCH SECURITIES SALES CONSTITUTE A LOAN BY MR. ROBINSON TO THE COMPANY. IF THE COMPANY DOES NOT RAISE EQUITY OR LOAN FUNDS SUFFICIENT TO REPAY THE REMAINING BALANCE DUE WITHIN THE 45 DAY PERIOD IMMEDIATELY FOLLOWING THE PAYMENT OF THE FIRST HALF OF THE LOAN, THEN THE REMAINDER OF THE LOAN WILL BE REPAID, WITH INTEREST, FROM CONTINUED SALES OF SECURITIES PLEDGED BY MR. ROBINSON, WHICH PAYMENTS WOULD CONSTITUTE ADDITIONAL LOANS BY MR. ROBINSON TO THE COMPANY. COSTS INCURRED IN CONNECTION WITH THE LOAN WERE CAPITALIZED AND ARE BEING AMORTIZED OVER THE LIFE OF THE LOAN. FOR THE YEAR ENDED DECEMBER 31, 2004, AMORTIZATION EXPENSE OF THE LOAN COSTS WAS $5,292.


NOTE 6 - NOTES PAYABLE - RELATED PARTIES

Current

                                                                                December 31,      December 31,
                                                                                    2004              2003
                                                                                ------------      ------------
Note payable - Proxity Inc.- interest accrues at 12% per annum and
   principal and accrued interest are due on  December 5, 2005 ,  unsecured     $         --      $     91,562

Note Payable - Proxity, Inc. -interest accrues at 10% - due on demand
   and is unsecured                                                                       --            15,448

Note payable - Joe  Theisman - interest  accrues at 18% per annum,
   due February 28, 2005 and is unsecured                                            110,000                --

Note payable -  Cherokee  Raiders - interest  accrued  at 12% per annum,
   due on November 30, 2005 and is unsecured                                         868,775                --

Note Payable -  Cherokee  Raiders -  interest  accrued at 12% per annum
    Due on demand and is unsecured                                                    58,993            21,166

Note Payable - Jim Alman - interest accrued at 8% per annum, Due
    December 5, 2005                                                                 100,000                --
                                                                                ------------      ------------
                                                                                $  1,137,768      $    128,177
                                                                                ============      ============

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' DEFICIT

COMMON STOCK - At December 31, 2004, the Company had 25,921,562 shares of Class A Common Stock, 150,000 shares of Class B Common Stock, and 2 shares of Class C Common Stock issued and outstanding with 200,000,000 shares of Class A and Class B Common Stock authorized, par value $.001, and 2 shares of Class C Common Stock authorized, par value $.001. In addition, the Company had 100,000,000 shares of Class A Preferred Stock authorized, par value $.001, with no shares issued and outstanding and $398,322 in additional paid in capital. Class B Common Stock allows for 1000 votes per share. Class C Common Stock allows for one vote per share and entitles the holder to receive the net assets of the Company upon dissolution. At December 31, 2003, the Company had 18,750,000 shares of Class A Common Stock and zero shares of Class B Common Stock, issued and outstanding with 200,000,000 shares of Class A and Class B Common Stock authorized, par value $.001. The accumulated deficit as at December 31, 2004 and 2003 was $803,110 and $ 476,705 respectively.

NOTE 8 - INCOME TAXES

The Company has paid no federal or state income taxes since its incorporation. As of December 31, 2004 and December 31, 2003, the Company had net operating loss carry forwards for federal income tax reporting purposes of $780,298 and $463,791, respectively, which if unused, will expire in 2024 and 2023 respectively. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized. The net deferred tax asset consists of the following:

                                                December 31,       December 31,
                                                    2004               2003
                                                -----------        ------------
Deferred tax assets -
        operating loss carryforwards            $   302,079        $    177,680
Valuation allowance                                (302,079)           (177,680)
                                                -----------        ------------
Total Deferred Income Tax Asset                 $         -        $          -
                                                -----------        ------------

The following is a reconciliation of the income tax computed using the federal statutory rate to the provision for income taxes:

                                                December 31,       December 31,
                                                    2004               2003
                                                -----------        ------------
Tax at Federal statutory rate (34%)             $   (110,978)      $   (162,080)
Non-deductible expenses                                     -               130
Change in valuation allowance                        121,749            177,680
State taxes, net of federal benefit                  (10,771)           (15,730)
                                                -------------      ------------
Provision for Income Taxes                      $           -      $          -

                   CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - SUBSEQUENT EVENTS

The Company has entered into agreements with Equipment Depot, Inc., of Deerfield Beach, Florida, to acquire approximately $8,100,000, as valued, of aerospace R & D and production equipment to further the fulfillment of the Company's anticipated contracts and purchase orders. The transactions are expected to close upon the completion of the financing, institution's due diligence and legal review. The Company is paying approximately $5.4 million, in a combination of cash and the exchange of newly issued common stock of the Company, valued at $3.00 a share for the purposes of the transactions, to complete the purchase.

This agreement has been amended and is still currently under negotiation. Certain production equipment to be used in the manufacturing of composite materials and R & D and aerospace machining tools are being located. Additional funding is also being sought using the targeted equipment as collateral. At this time there are no firm commitments to provide funding in connection to the aforementioned transaction. In the event that conventional debt financing can not be obtained it is probable that the equipment transaction will be canceled.

On December 10, 2004 the Company entered into a loan transaction for $110,000 pursuant to which a promissory note was issued to Joe Theisman, a shareholder and a Company spokesperson. Interest accrues on the note at the rate of 18% per annum and the note was originally due on or before February 28, 2005. On
February 5, 2005, the repayment terms were amended to provide for six equal monthly payments beginning on March 15, 2005 and adding unpaid accrued interest of $6,000 to the note and a beneficial conversion feature, allowing Mr.
Theismann to convert the principal into common stock at $1.17 per share. The proceeds of note were allocated between the fair value of the beneficial conversion feature and to the note payable based upon their relative fair values. This resulted in a discount on the note of $117,000 which was credited to additional paid-in capital. The discount will be amortized as additional interest expense over the maturity of the notes unless the conversion option is exercised, at which time the remaining discount will be recognized as interest expense. On March 9, 2005, such note was converted into 100,000 common shares and the discount of $117,000 was recorded as interest expense.

On February 16, 2005 the Company and Commerce Funding Corporation (CFC) executed a Working Capital Financing Proposal relative to a potential secured financing of up to $3,000,000 for a two year term. All borrowings under this potential financing would be collateralized by a first security UCC-1 filing on all assets related to accounts receivable and a Cross Corporate Guaranty by Proxity, Inc., the Company's major shareholder and parent. In addition, CFC requires a Limited Guaranty of certain provisions in the loan agreement by the Company's Chief Executive Officer. The interest rate on borrowings would be Prime, as quoted in the Wall Street Journal, plus 1/2 % and there will be a one time facility fee of 1% of the total credit line payable out of the first funding. In addition, all borrowings are subject to eligibility as defined and determined by CFC and the advance rate on eligible receivables, as defined, is 90% for direct Government accounts and 80% for Commercial Accounts. Closing of this transaction is subject to acceptable documentation, due diligence by CFC and other terms which are to be negotiated amongst the parties. Effective March 10, 2005 the Company was informed by CFC that it could begin to use the credit line by submitting all the required documentation relative to the receivables to be financed and upon approval of eligibility, funds would be transferred in accordance with the applicable advance rate.

On February 18, 2005, the Company and Bedlington Securities, Ltd. ("Bedlington") executed a Convertible Promissory Note (the "Bedlington Note") for the principal amount of $250,000 which amount will be advanced to the Company no later than February 25, 2005. Interest will accrue on the Bedlington Note at the rate of 18% per annum and repayment terms require six equal monthly payments commencing April 30, 2005 with the last payment on September 30, 2005 to include all accrued interest. Bedlington has the right to convert the outstanding amount of the Bedlington Note into Class A common shares of the Company at any time upon five days notice and such conversion shall be calculated at 50% of the average closing price of the Class A common shares for the 30 days preceding the date of conversion. All amounts so converted will not be subject to any accrual of interest. In addition, the Company has the right to pay amounts due under the Bedlington Note at any time with shares of its Class A common stock pursuant to the same formula by notifying Bedlington of its intent to do so and requesting a Notice of Conversion from Bedlington. The proceeds of the notes were allocated between the fair value of the beneficial conversion feature and to the note payable based upon their relative fair values. This resulted in a discount on the note of $250,000 which was credited to additional paid-in capital. The discount will be amortized as additional interest expense over the maturity of the notes unless the conversion option is exercised, at which time the remaining discount will be recognized as interest expense. On February 22, 2005, the Company informed Bedlington that it would make payment in full with common shares and Bedlington submitted a Notice of Conversion to the Company. As a result, upon receipt of the funds, the Company issued 217,391 shares of its Class A common stock as required by the calculation described above, and the discount of $250,000 was recorded as interest expense.

On April 1, 2005, the Company entered into a Securities Purchase Agreement, dated as of April 1, 2005, by and among the Company, and AJW Partners, LLC. ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners
("Qualified") and New Millenium Capital Partners, II, LLC ("Millenium"). Partners, Offshore, Qualified and Millenium are collectively referred to as the "Purchasers". Whereby the Company authorized the sale to the Purchasers of Secured Convertible Term Notes (the "Notes") in the aggregate principal amount of Four Million Dollars ($4,000,000). Attached to the Notes are 4,000,000 warrants to purchase common stock at a price of $4.25 per share. The $4.0 million is to be funded in three tranches ($1.5 million on April 4, 2005, $1.2 million upon filing the Registration Statement and $1.3 million upon effectiveness of the Registration Statement). The offering was made pursuant to
Section 4(2) of the Securities Act of 1933, as amended. The Notes bear interest at 8% per annum, unless the common stock of the Company is greater than $4.25 per share for each trading day of a month, in which event no interest is payable during such month. The Notes are convertible into common stock of the Company at a 40% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion.

Under the terms of the agreement, the Company issued the first $1,500,000 in Notes and warrants to purchase 1,500,000 shares of common stock for a total offering price of $1.5 million on April 1, 2005. The Company incurred $677,495 of offering costs, including the issuance to the placement agent of 20,833 shares of common stock (valued at $3.60 per share) and warrants to purchase 150,000 shares of common stock exercisable at $4.25 per share which are exercisable for a period of five years. The Company valued these warrants at $3.1833 per share using a Black Scholes option pricing model with the following assumptions: risk free rate 3.90%, volatility of 187% and an expected life of five years.

Each Note entitles the holder to convert the outstanding principal balance into the number of shares of common stock resulting from dividing the principal by the conversion price. The conversion price is the lesser of $3.65 or 60% of the average of the lowest three intra-day trading prices for the Company's common stock during the 20 trading days immediately preceding the conversion date. The warrants are subject to equitable adjustment in connection with a stock split, stock dividend or similar transaction. The warrants entitle the holder to purchase up to 1,500,000 shares of common stock of the Company on or before the fifth anniversary of the issuance date of the warrants at $4.25 per share.

The Company has allocated the proceeds from the issuance of the Notes and warrants, based on their relative fair values on the date of issuance which are as follows: $1,500,000 to the Notes and $5,182,500 to the warrants. The warrants were valued using the Black Scholes Pricing model using the following assumptions: volatility of 187%, risk-free interest rate of 3.90% and a term of five years. The allocation of the net proceeds resulted in $184,625 being allocated to the Notes and $637,880 being allocated to the warrants. The Company recognized a beneficial conversion dividend of $336,700 on the date of issuance equal to the value allocated to the Notes (before offering costs). The actual amount of the beneficial conversion was $2,432,305, but the dividend is limited to the amount of gross proceeds allocated to the Notes.

The number of shares of common stock subject to the warrants and the conversion of the Notes are subject to equitable adjustment in connection with a stock split, stock dividend or similar transaction. The Notes are secured by all of the Company's assets, except for its accounts receivable and proceeds of inventory. The proceeds of the offering will be used to repay certain indebtedness and for working capital.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 24, 2005, Cyber Defense issued a Convertible Promissory Note to Guy K. Stewart, Jr., its former corporate counsel for the principal amount of $150,000. The note evidences a portion of the funds owed by us to Mr. Stewart for unpaid legal fees. We will pay the balance in cash. Interest will accrue on the note at the rate of 18% per annum and repayment terms require six equal monthly payments commencing April 30, 2005, with the last payment on September 30, 2005, to include all accrued interest. Mr. Stewart has the right to convert the outstanding amount of his note into shares of the Class A Common Stock at any time upon five days notice, and such conversion will be calculated at $1.50 per share. The proceeds of the notes were allocated between the fair value of the beneficial conversion feature and to the note payable based upon their relative fair values. This resulted in a discount on the note of $150,000 which was credited to additional paid-in capital. The discount will be amortized as additional interest expense over the maturity of the notes unless the conversion option is exercised, at which time the remaining discount will be recognized as interest expense. On March 29, 2005, we informed Mr. Stewart of our intention to make payment in full with shares of our common stock. Accordingly, Mr. Stewart submitted a Notice of Conversion to us. As a result, we will issue 100,000 shares of our Class A Common Stock to Mr. Stewart in satisfaction of his note and the discount of $150,000 will be recorded as interest expense. The sale of the note was made pursuant to Section 4(2) of the Securities Act and is exempt from registration.

On March 31, 2005, the Company's subsidiary, Cyber Aerospace, was merged into the Company. The merger was taken in order to consolidate operations into one company, with one name, and one group of shareholders, as well as to avoid what had become unnecessary bookkeeping expenses associated with maintaining Cyber Aero as a separate entity. This merger was taken pursuant to the "short-form" merger laws of Florida which allow a parent, such as the Registrant, to merge a subsidiary (such as Cyber Aero) into itself without having to obtain shareholder consent. As a result of the merger, for each one share of each of the following classes of the Capital Stock of Cyber Aerospace, the Beneficial Owner thereof received one share of each of the following classes of the Capital Stock of Cyber Defense:

    Class of Capital Stock                          Class of Capital Stock
             of                                               of
         Cyber Aerospace                                 Cyber Defense
    ----------------------                          ----------------------
     Class A Common Stock                            Class A Common Stock
     Class B Common Stock                            Class B Common Stock

Further pursuant to the merger, the shares of Class A Common Stock of Cyber Aerospace held by Cyber Defense were surrendered and cancelled, as were the shares of Class C Common Stock of Cyber Aerospace held by the sole holders thereof, to wit: Cherokee Raiders, LP, and Proxity, Inc., who are Affiliates of the Registrant.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company had commitments with independent contractors for services such as president of Cyber Aerospace, UAV specialist, vice president, vice president of business development, controller, security consultant, and other consulting services. Several of the contracts state that payment was to be made in Proxity capital stock. Most of the contracts had a six month term that was renewable by the consent of both parties. At December 31, 2004 all such contracts were cancelled with no further liability to the Company.

On January 1, 2005, we entered into an employment agreement with our Chief Executive Officer, William Robinson. The term of this agreement is for a period of one year, subject to renewal for successive one year periods, unless 14 days prior written notice is provided by either party. Mr. Robinson will receive an annual salary of not less than $250,000. In addition, we will issue Mr. Robinson 250,000 shares of our Class A Common Stock on the first anniversary of the effective date of the agreement and every anniversary thereafter. The agreement may be terminated for due cause, upon death, upon disability, voluntary termination by him, or us, without due cause by providing 14 days prior written notice. Mr. Robinson is subject to a non-compete and non-solicitation provision during the employment term and during a specified Post-Employment Period (as defined in the employment agreement).

On January 1, 2005, we entered into an employment agreement with our President, James D. Alman. The term of this agreement is for a period of one year, subject to renewal for successive one year periods, unless 14 days prior written notice is provided by either party. Executive will receive an annual salary of not less than $120,000. In addition, we will issue Mr. Alman 50,000 shares of our Class A Common Stock on the first anniversary of the effective date of the agreement and every anniversary thereafter. The Agreement may be terminated for due cause, upon death, upon disability, voluntary termination by him, or us without due cause by providing 14 days prior written notice. Mr. Alman is subject to a non-compete and non-solicitation provision during the employment term and during a specified Post-Employment Period.

On January 1, 2005, we entered into an employment agreement with our Vice-President, Barry Nelsen. The term of this agreement is for a period of one year, subject to renewal for successive one year periods, unless 14 days prior written notice is provided by either party. Mr. Nelsen will receive an annual salary of not less than $120,000. In addition, we will issue Mr. Nelsen 40,000 shares of our Class A Common Stock on the first anniversary of the effective date of the agreement and every anniversary thereafter. The agreement may be terminated for due cause, upon death, upon disability, or voluntary termination by him. Mr. Nelsen is subject to a non-compete and non-solicitation provision during the employment term and during a specified Post-Employment Period.

On January 1, 2005, we entered into an employment agreement with Jaffray Stephens. The term of this agreement is one year, subject to renewal for successive one year periods, unless 14 days prior written notice is provided by either party. Mr. Stephens will receive an annual salary of not less than $65,000. In addition, we will issue Mr. Stephens 25,000 shares of our Class A Common Stock on the first anniversary of the effective date of the agreement and every anniversary thereafter. The Agreement may be terminated for due cause, upon death, upon disability, voluntary termination by him, or us without due cause by providing 14 days prior written notice. Mr. Stephens is subject to a non-compete and non-solicitation provision during the employment term and during a specified Post-Employment Period.

The Company has an exclusive agreement with Traptec Corporation to represent Traptec Corporation as a marketing representative. The parties have agreed to divide equally the before tax net profits generated from any such sales as generated under the agreement. However, the parties have agreed that if their efforts have not generated over $200,000 in net sales profits, to be divided equally, by the end of the 2005, the total license fee for that year shall be at least $100,000 to Traptec Corporation. As of December 31, 2004, no sales have been made in connection with this license.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has leases for its main facilities in Florida. These leases expire from September 2004 to September 2006. Rent expense for the year ended December 31, 2004 and the period from March 17, 2003 through December 31, 2003 was $18,594 and $3,799 respectively.

The following is a schedule by years of future minimum rental payments required under the operating leases described above as of December 31, 2004.

Year Ending December 31                  Required Rental Payments
------------------------                -------------------------

            2005                                  $ 48,286
            2006                                    31,596

In connection with the Marketing and Sales agreement between the Company and Techsphere, the Company is to receive commissions from the sale of airships up to 15% of gross sales less a 4% commission obligation of Techsphere to Sales Resources Consulting, Inc., a company owned by the spouse of a Company vice-president.