Form 10KSB/A
period 2004-12-31
CYBER DEFENSE SYSTEMS INC
filed 2005-04-26
CIK 1118480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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


--------------------------------------------------------------------------------

                    Documents Incorporated by Reference: NONE

   Transitional Small Business Disclosure Format (Check one): Yes [_]; No [X]

The Registrant, by this Form 10-KSB/A amends the Form 10-KSB filed on April 15, 2005 including changes to the signature pages and the certifications made by our CEO and CFO. The remaining information in this Form 10-KSB/A has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-KSB relates.

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

      The CyberScout(TM) is the first in a series of planned vehicles by Cyber Defense that employ a vertical take-off and landing technique ("VTOL"). Cyber Defense has recently completed a series of controlled flight tests with the CyberScout, and its propulsion technology is evolving from utilizing gas power to a planned three-turbine, jet-fueled aircraft-less than 10 feet in overall dimensions and weighing in at under 80 pounds fully fueled with payload-which is considered unique among its peers in the industry.

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

      Our initial focus was to market our existing products to the Department of Defense ("DoD"), homeland defense and intelligence agencies. Our senior management team believes that it has established viable contacts with the decision makers in these market segments. As this is a substantial market, understanding its future technology needs requires on-going analysis, and Cyber Defense is poised to address those initiatives. We intend to further expand into other market segments that require enhanced security, mobile communication platforms and increased surveillance capabilities. Examples of market segments include, but are not limited to: industrial plants, chemical plants, nuclear sites, oil rigs, oil pipelines, and ports.

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

Operations of Cyber Aero

      Since March of 2004, Cyber Aero has been engaged in two projects:

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

      o     The CyberScoutTM

      The CyberScout(TM) is the first in a series of planned vehicles by Cyber Defense that employ a VTOL technique. Cyber Defense has recently completed a series of controlled flight tests with the CyberScout, and its propulsion technology is evolving from utilizing gas power to a planned three-turbine, jet-fueled aircraft-less than 10 feet in overall dimensions and weighing in at under 80 pounds fully fueled with payload-which is considered unique among its peers in the industry.

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

      Notwithstanding the foregoing, in October and December of 2004, Cyber Aero received the sum of $803,250 from Integrated Solutions Technology, Inc, a contractor agent for NAVAIR, as reimbursement and compensation for its efforts in participating in these field tests.

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

      In September of 2003, the arrangement between Synchros and On Alert was modified to reduce the terms and conditions. We do not deem the modification of this license to be a material event. Synchros is a dormant company, and it does not have the funds, nor any concrete plans to actively pursue the matter. Commercial development of the GDS technology would also require a commitment of significant resources not presently available to us. Accordingly, we wrote off the GDS technology since it was materially impaired.

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

Recent Developments

      On April 25, 2005, we entered into an agreement with TSI (the "TSI Agreement") pursuant to which we agreed to form a joint venture to acquire four non-remote (manned) Airships to lease for commercial purposes. The TSI Agreement also provides for a modification of certain provisions of the Marketing and Sales Agreement that we entered into with TSI on May 1, 2004.

      Pursuant to the TSI Agreement, we agreed to form a new entity, Airship Leasing Col., LLC ("ALC") to acquire four Airships from TSI for the purpose of leasing the Airships to commercial end users. We will be the sole manager of ALC. We expect to bring in outside investors to fund 100% of the Airship purchase price, which will be paid back to the investors out of ALC profits. The investors will also receive 50% of the ALC profits going forward.

      The Marketing and Sales Agreement has been amended to provide that we have an exclusive right to market, sell and lease Airships on a global basis to governmental and military end users and to receive a commission of 6.5% on all sales and leases. Further, with respect to commercial and telecommunications end users, we will receive a commission of 9.0% on all sales and leases.

      On April 13, 2005, Proxity announced its intention to grant a dividend of shares of our common stock to its holders of record. For each 500 shares of Proxity held by a Proxity Stockholder on the record date, Proxity will grant a dividend equal to one share of common stock of Cyber Defense. Proxity intends to distribute a dividend of approximately 560,000 shares of Cyber Defense to its holders. We have agreed to register such shares under the Securities Act of 1933, as amended. Mr. Robinson, our CEO and CFO, owns approximately 33% of the outstanding shares of capital stock in Proxity.


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

Results of Operations

      The Year Ended December 31, 2004 as compared to the period of March 17, 2003 (Date of Inception) through December 31, 2003

      General and administrative expenses totaled $1,345,447 for the year ended December 31, 2004 as compared to $372,609 for the nine and one half months ended December 31, 2003, a net increase of $972,838. The net increase is primarily due to an increase in specialized consulting and testing relative to Airships in the amount of approximately $559,000 as well as increases in legal and accounting fees of approximately $233,000 and the inclusion of the general and administrative expenses of Cyber Aero in the amount of $329,759. In addition, stock option compensation of $63,440 was recorded in 2004 for which there is no comparable figure in 2003.

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

      Subject to realization of this financing and the financing available from Commerce Funding Corporation, if we generate eligible receivables to finance, we should be in a position to fund the anticipated level of operations for at least one year.

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

Item 7. Financial Statements.

      The  Consolidated  Financial  Statements  are  included  after the Exhibit
Index.

                           CYBER DEFENSE SYSTEMS, INC.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

Report of Independent Registered Public Accounting Firm...............       F-1

Consolidated Balance Sheets as of
December 31, 2004 and 2003............................................       F-2

Consolidated Statements of Operations for the Year Ended
December 31, 2004 and for the Period from March 17, 2003
(Date of Inception) Through December 31, 2003.........................       F-3

Consolidated Statements of Stockholders' Deficit for the Year Ended
December 31, 2004 and for the Period of March 17, 2003
(Date of Inception) Through December 31, 2003.........................       F-4

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

      The Company's principal executive officer, who is also our principal financial officer, has concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the year ended December 31, 2004, the date of his most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

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

      The following table sets forth certain information as of December 31, 2004, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) each director, and named executive officer of the Company, and (iii) all officers and directors as a group:


                                                                                     Amount and Nature
                                                                                     of Beneficial             Percentage of
                                                      Position with                  Ownership of Class        Securities(1)
Name/Address of Beneficial                            Company                        A Common Stock
Owner*                                                                               (1)(2)
------------------------------------------------------------------------------------------------------------------------------------
William C. Robinson(3)(4)                             Chairman, CEO                  6,750,000                     24.1%
                                                      and CFO

James Alman                                           President and                  1,000,000                      3.6%
                                                      Director

Barry Nelsen                                          Vice-President                 300,000                        1.1%

Stephen I.                                            Director                       0                                0%
Johnson RADM USN (ret.)

Joseph A. Grace, Jr.                                  Director                       0                                0%

Marinko Vekovic                                       Director                       0                                0%

Cherokee Raiders, L.P.                                                               6,750,000                     24.1%
5146 South Harvard Ave.
Suite 138
Tulsa, OK 74135

Proxity Digital Networks, Inc.(4)                                                    18,750,000                    66.9%
1600 Canal St., Suite 1418
New Orleans, LA 70112

All executive officers and Directors as a                                             8,050,000                    28.7%
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

      Cherokee's general partner is William C. Robinson. Cherokee and Mr. Robinson also own control positions with proxies in Proxity. As of December 31, 2003, the Company had a note payable to Cherokee of $21,166. As of December 31, 2004, the Company had notes payable to Cherokee in the amount of $927,768.

      William C. Robinson has a controlling interest in Proxity and Cherokee. He is also the CEO and CFO of the Company.

      On April 13, 2005, Proxity announced its intention to grant a dividend of shares of our common stock to its holders of record. For each 500 shares of Proxity held by a Proxity Stockholder on the record date, Proxity will grant a dividend equal to one share of common stock of Cyber Defense. Proxity intends to distribute a dividend of approximately 560,000 shares of Cyber Defense to its holders. We have agreed to register such shares under the Securities Act of 1933, as amended. Mr. Robinson, our CEO and CFO, owns approximately 33% of the outstanding shares of capital stock in Proxity.

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

4.16* Amended Convertible Promissory Note Issued to Joseph Theismann in the Amount of $117,000 due September 30, 2005.

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

21                      List of Company's subsidiaries

31.1*                   Rule 13a-14(a)/15d-14(a) Certification

32.1*                   Section 1350 - Certification

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of April 2005.

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed by the following persons in the capacities and on the dates indicated.


            Signature                                            Title                                                 Date
 /s/ William C. Robinson                     Chairman, Chief Executive Officer, Chief                             April 25, 2005
 -----------------------                     Financial Officer, Principal Executive, Financial
 William C. Robinson                         and Accounting Officer


 /s/ James Alman                             President and Director                                               April 25, 2005
 ---------------
 James Alman

 /s/ Barry Nelsen                            Vice-President                                                       April 25, 2005
 ----------------
 Barry Nelsen


 /s/ Stephen I. Johnson RADM USN (ret.)      Director                                                             April 25, 2005
 ------------------------------------
 Stephen I. Johnson RADM USN (ret.)

 /s/ Joseph A. Grace, Jr.                    Director                                                             April 25, 2005
 ------------------------
 Joseph A. Grace, Jr.


 /s/ Marinko Vekovic                         Director                                                             April 25, 2005
 -------------------
 Marinko Vekovic


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

Consolidated Statements of Stockholders' Deficit for the Year Ended
December 31, 2004 and for the Period of March 17, 2003
(Date of Inception) Through December 31, 2003.........................       F-4

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

                                                       HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
April 8, 2005

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,   DECEMBER 31,
                                                                           2004           2003
                                                                       -----------    -----------
                                              ASSETS

     CURRENT ASSETS:

      CASH AND CASH EQUIVALENTS ....................................   $   206,270    $       319
                                                                       -----------    -----------
      TOTAL CURRENT ASSETS .........................................       206,270            319
                                                                       -----------    -----------
     OTHER ASSETS

     DISTRIBUTION LICENSES, NET OF ACCUMULATED AMORTIZATION OF
              $-0- AND $14,494 RESPECTIVELY ........................            --         39,406
     PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
               OF $2,138 AND $29,513 RESPECTIVELY ..................         5,603         14,278
     DEPOSITS ON EQUIPMENT .........................................       150,976             --
     DEPOSITS ON AIRSHIPS ..........................................     1,175,000             --
     LOAN COSTS, NET OF ACCUMULATED AMORTIZATION OF $5,292..........        12,849
     SECURITY DEPOSITS .............................................         7,156             --
     INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF $93,748         506,252
                                                                       -----------    -----------
     TOTAL ASSETS ..................................................   $ 2,064,106    $    54,003
                                                                       ===========    ===========

                              LIABILITIES AND SHAREHOLDERS' DEFICIT

     CURRENT LIABILITIES:

     ACCOUNTS PAYABLE ..............................................   $   330,054    $    95,056
     ACCOUNTS PAYABLE - RELATED PARTIES ............................       468,176        184,506
     ASSUMED DEBT OF SUBSIDIARY ....................................        33,337         98,972
     ACCRUED LIABILITIES ...........................................       110,933         11,787
     ACCRUED INTEREST ..............................................        98,785
     NOTES PAYABLE - RELATED PARTIES ...............................     1,137,768        128,177
     NOTES PAYABLE - QUEBEC, INC ...................................       242,216             --
                                                                       -----------    -----------
     TOTAL CURRENT LIABILITIES .....................................   $ 2,421,269    $   518,498
                                                                       -----------    -----------
     LONG-TERM NOTES PAYABLE - RELATED PARTIES .....................            --             --
                                                                       -----------    -----------
     TOTAL LIABILITIES .............................................     2,421,269        518,498
                                                                       -----------    -----------
     MINORITY INTEREST IN CYBER AEROSPACE, CORP. (6.2%) ............        28,618             --

     COMMITMENTS AND CONTINGENCIES

     SHAREHOLDERS' DEFICIT:

     CLASS A PREFERRED STOCK, $0.001 PAR VALUE; 100,000,000 SHARES
     AUTHORIZED; NONE ISSUED AND OUTSTANDING .......................            --             --
     COMMON STOCK:
     CLASS A, $0.001 PAR VALUE; 200,000,000 SHARES AUTHORIZED;
     25,921,562 AND 18,750,000 SHARES ISSUED AND
     OUTSTANDING RESPECTIVELY ......................................        25,921         18,750
     CLASS B, $0.001 PAR VALUE; 200,000,000 SHARES AUTHORIZED;
     150,000 AND -0- SHARES ISSUED AND OUTSTANDING RESPECTIVELY ....           150             --
     CLASS C, $0.001 PAR VALUE; 200,000,000 SHARES AUTHORIZED;
     2 SHARES AND -0- SHARES ISSUED AND OUTSTANDING, RESPECTIVELY ..            --             --
     ADDITIONAL PAID-IN CAPITAL ....................................       461,762            --
     ACCUMULATED OTHER COMPREHENSIVE LOSS ..........................        (7,064)        (6,540)
     ACCUMULATED DEFICIT ...........................................      (866,550)      (476,705)
                                                                       -----------    -----------
     TOTAL SHAREHOLDERS' DEFICIT ...................................      (385,781)      (464,495)
                                                                       -----------    -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ...................   $ 2,064,106    $    54,003
                                                                       ===========    ===========


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  FROM MARCH 17,
                                                     FOR THE       2003 (DATE OF
                                                    YEAR ENDED       INCEPTION)
                                                   ------------       THROUGH
                                                   DECEMBER 31,     DECEMBER 31,
                                                       2004             2003
                                                   ------------    ------------

Revenues:

Service revenues ...............................   $    803,250    $         --
Airship sales ..................................      2,700,000              --
                                                   ------------
Total Revenues .................................      3,503,250


Cost of product sold ...........................      2,200,000
Research and development .......................        188,824
General and administrative expenses ............      1,345,447         372,609
                                                   ------------    ------------
Total Expenses .................................      3,734,271         372,609
                                                   ------------    ------------
Loss from Operations ...........................       (231,021)       (372,609)

Other Income (expense)

Interest income ................................             --           3,692
Interest expense ...............................        (98,809)         (9,292)
Gain on forgiveness of debt ....................             --          22,807
Write off of equipment .........................        (12,205)             --
Impairment of goodwill and licenses ............        (19,192)       (121,303)
                                                   ------------    ------------
Other Income (Expense), Net ....................       (130,206)       (104,096)
                                                   ------------    ------------
Net Loss Before Income Tax and Minority Interest       (361,227)       (476,705)

Provision for income tax .......................             --              --
Minority interest ..............................        (28,618)             --
                                                   ------------    ------------
Net loss .......................................   $   (389,845)   $   (476,705)
                                                   ============    ============

Basic and diluted loss per share ...............   $      (0.02)   $      (0.03)
                                                   ============    ============

Weighted average number of Class A
  common shares outstanding ....................     21,125,176      18,750,000
                                                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                   MARCH 17, 2003 (DATE OF INCEPTION) THROUGH
                                DECEMBER 31,2004

                                                                                               Deficit
                             Class A                Class B          Class C      Accumulated Accumulated
                          Common Stock           Common Stock     Common Stock    During the     Other   Additional     Total
                      --------------------     ---------------  ---------------   Development Comprehensive Paid-in  Stockholders'
                        Shares     Amount       Shares  Amount   Shares  Amount      Stage       Loss     Capital      Deficit
                      ----------  --------     -------  ------  -------  ------   -----------  --------   --------   -----------
Balance March 17, 2003
(Date of Inception)            -  $      -           -  $    -        -  $    -   $         -  $      -   $      -   $        -


Sale of Class A common
stock for cash -
$0.001 per share      18,750,000    18,750                                                                                18,750


Net loss for the period                                                              (476,705)                          (476,705)


Currency translation
adjustments                                                                                      (6,540)                  (6,540)
                                                                                                                     -----------

Comprehensive loss                                                                                                      (483,245)
                                                                                                                     -----------

Balance at            ----------  --------     -------  ------  -------  ------   -----------  --------   --------   -----------
December 31, 2003     18,750,000  $ 18,750           -       -        -       -   $  (476,705) $ (6,540)             $  (464,495)


Issuance of 2 Class
C Common Shares in
 exchange for on
 Alert Shares                                                         2       0

Issuance of 150,000
Class B Common shares
 in exchange for note
 payable conversion                            150,000     150                                                                150

Issuance of 6,750,000
Class A common shares
 Conversion of
 Note payable          6,750,000     6,750                                                                 398,322       405,072

Stock Option Compensation                                                                                   63,440        63,440
Issuance of 421,562
 Class A common shares
 pursuant to the
 acquisition of
  E-City Software        421,562       421                                                                                   421

 Net loss for the year                                                               (389,845)                          (389,845)

Currency translation
adjustments                                                                                        (524)                    (524)
                                                                                               --------              -----------

Comprehensive loss                                                                                                      (390,369)
                                                                                                                       ---------
Balance at            ----------  --------     -------  ------  -------  ------   -----------  --------   --------   -----------
December 31, 2004     25,921,562  $ 25,921     150,000  $  150        2  $    0   $  (866,550) $ (7,064)  $461,762   $  (385,781)
                      ==========  ========     =======  ======  =======  ======   ===========  ========   ========   ===========


            The accompanying notes are an integral part of these consolidated financial statements

                     CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            FOR THE
                                                                            PERIOD
                                                                             FROM
                                                                           MARCH 17,
                                                                           2003 (DATE
                                                              YEAR ENDED  OF INCEPTION)
                                                              ---------     THROUGH
                                                             DECEMBER 31, DECEMBER 31,
                                                                2004         2003
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ...............................................   $(389,845)   $(476,705)
   Adjustments to reconcile net loss to net
   cash from operating activities:
     Stock Option Compensation.............................      63,440           --
     Minority interest ....................................      28,618           --
     Depreciation and amortization ........................     121,392       17,845
     Impairment of goodwill ...............................          --      121,303
     Impairment of value of licenses ......................      19,192
     Gain on forgiveness of debt ..........................          --      (22,807)
     Loss on currency adjustment ..........................        (524)      (6,540)
     Write off of property and equipment ..................      12,205           --
     Gain on sale of airship ..............................    (500,000)          --
     Changes in assets and liabilities:
       Security deposits ..................................      (7,156)
       Income tax receivable ..............................          --       53,391
       Accounts payable ...................................     259,653       19,529
       Accrued liabilities ................................     197,931      (62,609)
                                                              ---------    ---------
NET CASH FROM OPERATING ACTIVITIES ........................    (195,094)    (356,593)
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of licenses ..................................          --      (53,900)
    Deposits on equipment .................................    (150,976)          --
    Purchase of equipment .................................      (5,668)
    Change in related party receivables/payables ..........     283,670      184,506
    Increase in investment in E-City ......................          --      (40,000)
                                                              ---------    ---------
NET CASH FROM INVESTING ACTIVITIES ........................     127,026       90,606
                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on loan costs ................................     (18,141)          --
    Proceeds from notes payable ...........................     543,330      167,379
    Proceeds from notes payable - related parties .........     638,166      128,177
    Principal payments on notes payable ...................    (389,008)     (48,000)
    Principal payments on notes payable - related parties .    (439,911)          --
    Payments on debt assumed from subsidiary ..............     (65,635)          --
    Issuance of common stock ..............................       5,218       18,750
                                                              ---------    ---------
NET CASH FROM FINANCING ACTIVITIES ........................     274,019      266,306
                                                              ---------    ---------
Net increase in cash and cash equivalents .................     205,951          319
Cash and cash equivalents, beginning ......................         319           --
                                                              ---------    ---------
Cash and cash equivalents, ending .........................   $ 206,270    $     319
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

BUSINESS CONDITION - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the period ended December 31, 2003, the Company earned no revenue and incurred a net loss of $476,705. For the year ended December 31, 2004, the Company had revenues, but incurred a net loss of $389,845. The lack of sufficient operations and the loss from operations raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations (see Note 9).

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

LOSS PER SHARE --Basic loss per share is calculated by dividing loss available to Class A common shareholders by the weighted-average number of Class A common shares outstanding during each period. Diluted loss per share anti-dilutive and the calculation would include 88,000 shares subject to a stock option held by All- Stars Marketing since August 9, 2004. Thus 34,716 shares would be added to the weighted average shares used to calculate basic earnings per share.

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

                   CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTE PAYABLE - QUEBEC

On August 23, 2004, the Company and Quebec, inc., ("Quebec") a Canadian corporation, executed a secured commercial promissory note pursuant to the terms of which the Company borrowed $242,216 from Quebec. Prepaid interest of $9,316 for 61 days was withheld from the initial funding and thereafter interest accrues at an annual rate of 24%. The note is secured by securities owned by Mr. Robinson, the Company's Chief Executive Officer, and will be further secured by equipment purchased by the Company which was the subject equipment upon which deposits were paid from a portion of the loan proceeds. Prepayment was required from any equity or loan funds raised by the Company and full payment of all remaining principle and accrued interest was due February 18, 2005. Payment terms were amended on February 8, 2005 to provide for payment of one half the principal and all accrued interest through March 10, 2005, as well as transaction costs and extension fees, through the sale of a portion of the securities owned by Mr. Robinson. All funds paid to the lender from such securities sales constitute a loan by mr. Robinson to the company. If the Company does not raise equity or loan funds sufficient to repay the remaining balance due within the 45 day period immediately following the payment of the first half of the loan, then the remainder of the loan was to be repaid, with interest, from continued sales of securities pledged by Mr. Robinson, which payments would constitute additional loans by Mr. Robinson to the Company. Costs incurred in connection with the loan were capitalized and are being amortized over the life of the loan. For the year ended December 31, 2004, amortization expense of the loan costs was $5,292.

On April 11, 2005, the Company and Quebec executed another amendement to the payment terms whereby an extension fee of $25,000 was paid and Quebec agreed to obtain payment of a portion of the loan by selling, at the earliest time available to it, and by any legal means available, sufficient shares of the collateral to re-pay $116,450 of principal and $28,997 for interest through May 10, 2005. Amounts remaining due after the aforementioned shall be payable from any equity or loan proceeds obtained by the Company from the date of this amendment until the repayment of all amounts due under the loan; the proceeds of the second traunche of loan proceeds from the Millenium Group pursuant to the SB-2 filing requirement or from corporate cash flow and resources as available during the 45 days subsequent to this amendment.


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
                                                                                ============      ============

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' DEFICIT

COMMON STOCK - At December 31, 2004, the Company had 25,921,562 shares of Class A Common Stock, 150,000 shares of Class B Common Stock, and 2 shares of Class C Common Stock issued and outstanding with 200,000,000 shares of Class A and Class B Common Stock authorized, par value $.001, and 2 shares of Class C Common Stock authorized, par value $.001. In addition, the Company had 100,000,000 shares of Class A Preferred Stock authorized, par value $.001, with no shares issued and outstanding and $461,762 in additional paid in capital. Class B Common Stock allows for 1000 votes per share. Class C Common Stock allows for one vote per share and entitles the holder to receive the net assets of the Company upon dissolution. At December 31, 2003, the Company had 18,750,000 shares of Class A Common Stock and zero shares of Class B Common Stock, issued and outstanding with 200,000,000 shares of Class A and Class B Common Stock authorized, par value $.001. The accumulated deficit as at December 31, 2004 and 2003 was $866,550 and $ 476,705 respectively.

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

On December 10, 2004 the Company entered into a loan transaction for $110,000 pursuant to which a promissory note was issued to Joe Theisman, a shareholder and a Company spokesperson. Interest accrues on the note at the rate of 18% per annum and the note was originally due on or before February 28, 2005. On
February 5, 2005, the repayment terms were amended to provide for six equal monthly payments beginning on March 15, 2005 and adding unpaid accrued interest of $6,000 to the note and a beneficial conversion feature, allowing Mr.
Theismann to convert the principal into common stock at $1.17 per share. The proceeds of the note were allocated between the fair value of the beneficial conversion feature and to the note payable based upon their relative fair values. This resulted in a discount on the note of $117,000 which was credited to additional paid-in capital. The discount will be amortized as additional interest expense over the maturity of the note unless the conversion option is exercised, at which time the remaining discount will be recognized as interest expense. On March 9, 2005, such note was converted into 100,000 common shares and the discount of $117,000 was recorded as interest expense.

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

NOTE 10 - STOCK OPTIONS

In connection with their purchase of 88,000 shares of Class A common stock prior to the merger of On Alert into Cyber Defense, All Stars Marketing, Inc. was granted an option to acquire up to an additional 88,000 shares for the same purchase price of $0.0593 per share through August 8, 2005. Stock option compensation has been calculated at $63,440 and has been recorded as a charge to earnings in the fiscal year ended December 31, 2004. Registration rights were also granted for such shares.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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