Form 10KSB/A
period 2004-12-31
CYBER DEFENSE SYSTEMS INC
filed 2005-05-19
CIK 1118480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A-2

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


--------------------------------------------------------------------------------

                    Documents Incorporated by Reference: NONE

   Transitional Small Business Disclosure Format (Check one): Yes [_]; No [X]

The Registrant, by this Form 10-KSB/A-2 amends the Form 10-KSB/A filed on April 26, 2005 including changes to the audited financial statements, signature pages and the certifications made by our CEO and CFO. The remaining information in this Form 10-KSB/A-2 has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-KSB/A relates.

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

      On March 31, 2005, as compensation for services, the Company issued 5,461, 25,000 and 75,000 shares, respectively, of its Class A Common Stock to Blue Marlin, Inc., Mr. Jerry Beaulac and Affiliated Business Services, Inc. The issuance of stock was made pursuant to Section 4(2) of the Securities Act and is exempt from registration.

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

Results of Operations

      The Year Ended December 31, 2004 as compared to the period of March 17, 2003 (Date of Inception) through December 31, 2003

      General and administrative expenses totaled $1,090,153 for the year ended December 31, 2004 as compared to $372,609 for the nine and one half months ended December 31, 2003, a net increase of $717,544. The net increase is primarily due to an increase in specialized consulting and testing relative to Airships in the amount of approximately $470,663 as well as increases in legal and accounting fees of approximately $306,000 and the inclusion of the general and administrative expenses of Cyber Aero in the amount of $121,587. In addition, stock option compensation of $63,440 was recorded in 2004 for which there is no comparable figure in 2003.

      Revenues in 2004 were $3,026,287 as compared to no revenues in 2003. The revenue in the current year is the result of period of March 17, 2003 (Date of Inception) through December 31, 2003 Cyber Aerospace commencing marketing efforts relative to its airship products. Cyber Aerospace began operations in March 2004.

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

Consolidated Statements of Cash Flows for the Year Ended
December 31, 2004 and for the Period from March 17, 2003
(Date of Inception) Through December 31, 2003.........................    F-5-6

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

      Mr. Vekovic is a Director of Proxity since October 2003.

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

4.16 Amended Convertible Promissory Note Issued to Joseph Theismann in the Amount of $117,000 due September 30, 2005.

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of May 2005.

                           CYBER DEFENSE SYSTEMS, INC.

                                  By: /s/ William C. Robinson
                                      ------------------------------------------
                                      William C. Robinson, Chairman, CFO
                                      CFO and Principal Executive, Financial and
                                      Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed by the following persons in the capacities and on the dates indicated.


            Signature                                            Title                                                 Date
 /s/ William C. Robinson                     Chairman, Chief Executive Officer, Chief                             May 19, 2005
 -----------------------                     Financial Officer, Principal Executive, Financial
 William C. Robinson                         and Accounting Officer


 /s/ James Alman                             President and Director                                               May 19, 2005
 ---------------
 James Alman

                                             Vice-President                                                       May 19, 2005
 ----------------
 Barry Nelsen


 /s/ Stephen I. Johnson RADM USN (ret.)      Director                                                             May 19, 2005
 ------------------------------------
 Stephen I. Johnson RADM USN (ret.)

                                             Director                                                             May 19, 2005
 ------------------------
 Joseph A. Grace, Jr.


 /s/ Marinko Vekovic                         Director                                                             May 19, 2005
 -------------------
 Marinko Vekovic


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



                                                       HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
April 8, 2005, except the items discussed in Note 12, as to which the date is May 18, 2005.

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                                  DECEMBER 31,   DECEMBER 31,
                                                                      2004           2003
                                                                  -----------    -----------
                                         ASSETS

CURRENT ASSETS:

 CASH AND CASH EQUIVALENTS ....................................   $   206,270    $       319
 ACCOUNT RECEVABLE ............................................       747,155             --
                                                                  -----------    -----------
 TOTAL CURRENT ASSETS .........................................       953,425            319
                                                                  -----------    -----------
OTHER ASSETS

DISTRIBUTION LICENSES, NET OF ACCUMULATED AMORTIZATION OF
         $-0- AND $14,494 RESPECTIVELY ........................            --         39,406
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
          OF $2,138 AND $29,513 RESPECTIVELY ..................         5,603         14,278
DEPOSITS ON EQUIPMENT .........................................       150,976             --
DEPOSITS ON AIRSHIPS ..........................................     1,175,000             --
LOAN COSTS, NET OF ACCUMULATED AMORTIZATION OF $5,292..........        12,849
SECURITY DEPOSITS .............................................         7,156             --
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF $93,748         506,252
                                                                  -----------    -----------
TOTAL ASSETS ..................................................   $ 2,811,261    $    54,003
                                                                  ===========    ===========

                         LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES.......................   $ 1,319,772    $   106,843
ACCOUNTS PAYABLE - RELATED PARTIES ............................       468,176        184,506
ASSUMED DEBT OF SUBSIDIARY ....................................        33,337         98,972
NOTES PAYABLE - RELATED PARTIES ...............................     1,137,768        128,177
NOTES PAYABLE - QUEBEC, INC ...................................       242,216             --
                                                                  -----------    -----------
TOTAL CURRENT LIABILITIES .....................................   $ 3,201,269    $   518,498
                                                                  -----------    -----------
LONG-TERM NOTES PAYABLE - RELATED PARTIES .....................            --             --
                                                                  -----------    -----------
TOTAL LIABILITIES .............................................     3,201,269        518,498
                                                                  -----------    -----------
MINORITY INTEREST IN CYBER AEROSPACE, CORP. (6.2%) ............        26,581             --

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:

CLASS A PREFERRED STOCK, $0.001 PAR VALUE; 100,000,000 SHARES
AUTHORIZED; NONE ISSUED AND OUTSTANDING .......................            --             --
COMMON STOCK:
CLASS A, $0.001 PAR VALUE; 200,000,000 SHARES AUTHORIZED;
25,921,562 AND 18,750,000 SHARES ISSUED AND
OUTSTANDING RESPECTIVELY ......................................        25,921         18,750
CLASS B, $0.001 PAR VALUE; 200,000,000 SHARES AUTHORIZED;
150,000 AND -0- SHARES ISSUED AND OUTSTANDING RESPECTIVELY ....           150             --
CLASS C, $0.001 PAR VALUE; 200,000,000 SHARES AUTHORIZED;
2 SHARES AND -0- SHARES ISSUED AND OUTSTANDING, RESPECTIVELY ..            --             --
ADDITIONAL PAID-IN CAPITAL ....................................       461,762            --
ACCUMULATED OTHER COMPREHENSIVE LOSS ..........................        (7,064)        (6,540)
ACCUMULATED DEFICIT ...........................................      (897,358)      (476,705)
                                                                  -----------    -----------
TOTAL SHAREHOLDERS' DEFICIT ...................................      (416,589)      (464,495)
                                                                  -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ...................   $ 2,811,261    $    54,003
                                                                  ===========    ===========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   MARCH 17, 2003
                                                     FOR THE         (DATE OF
                                                    YEAR ENDED       INCEPTION)
                                                   ------------       THROUGH
                                                   DECEMBER 31,     DECEMBER 31,
                                                       2004             2003
                                                   ------------    ------------
Revenues:

Airship sales ..................................   $  2,700,000              --
Other revenues .................................        326,287              --
                                                   ------------    ------------
Total Revenues .................................      3,026,287              --


Cost of product sold ...........................      2,200,000
Research and development .......................             --
General and administrative expenses ............      1,090,153         372,609
                                                   ------------    ------------
Total Expenses .................................      3,290,153         372,609
                                                   ------------    ------------
Loss from Operations ...........................       (263,866)       (372,609)

Other Income (expense)

Interest income ................................             --           3,692
Interest expense ...............................        (98,809)         (9,292)
Gain on forgiveness of debt ....................             --          22,807
Write off of equipment .........................        (12,205)             --
Impairment of goodwill and licenses ............        (19,192)       (121,303)
                                                   ------------    ------------
Other Income (Expense), Net ....................       (130,206)       (104,096)
                                                   ------------    ------------
Net Loss Before Income Tax and Minority Interest       (394,072)       (476,705)

Provision for income tax .......................             --              --
Minority interest ..............................        (26,581)             --
                                                   ------------    ------------
Net loss .......................................   $   (420,653)   $   (476,705)
                                                   ============    ============

Basic and diluted loss per share ...............   $      (0.02)   $      (0.03)
                                                   ============    ============

Weighted average number of Class A
  common shares outstanding ....................     21,125,176      18,750,000
                                                   ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                   MARCH 17, 2003 (DATE OF INCEPTION) THROUGH
                                DECEMBER 31,2004


                                                                                              Deficit
                              Class A              Class B         Class C     Accumulated  Accumulated
                           Common Stock         Common Stock    Common Stock   During the      Other        Additional     Total
                       --------------------   ---------------  --------------  Development  Comprehensive    Paid-in   Stockholders'
                         Shares     Amount     Shares  Amount  Shares  Amount     Stage         Loss         Capital      Deficit
                       ----------  --------   -------  ------  ------  ------  -----------  -------------   ----------  ------------
Balance March 17,
  2003 (Date of
  Inception)                   --  $     --        --  $   --      --  $   --  $        --  $          --   $       --  $       --


Sale of Class A
common stock for
cash - $0.001
per share              18,750,000    18,750                                                                                 18,750


Net loss for the
  period                                                                          (476,705)                               (476,705)


Currency translation
  adjustments                                                                                      (6,540)                  (6,540)
                                                                                                                        ----------

Comprehensive loss                                                                                                        (483,245)
                                                                                                                        ----------

Balance at             ----------  --------   -------  ------  ------  ------  -----------  -------------   ----------  ----------
December 31, 2003      18,750,000  $ 18,750        --      --      --      --  $  (476,705) $      (6,540)             $  (464,495)


Issuance of 2 Class
C Common Shares in
 exchange for on
 Alert Shares                                                       2      --

Issuance of 150,000
Class B Common shares
 in exchange for note
 payable conversion                           150,000     150                                                                  150

Issuance of 6,750,000
Class A common shares
 Conversion of
 Note payable           6,750,000     6,750                                                                    398,322     405,072

Stock Option
  Compensation                                                                                                  63,440      63,440

Issuance of 421,562
 Class A common
 shares pursuant to
 the acquisition of
 E-City Software          421,562       421                                                                                    421

 Net loss for the year                                                              (420,653)                             (420,653)

Currency translation
adjustments                                                                                          (524)                    (524)
                                                                                            -------------               ----------

Comprehensive loss                                                                                                        (421,177)
                                                                                                                        ----------

Balance at             ----------  --------   -------  ------  ------  ------  ------------ -------------   ----------  ----------
December 31, 2004      25,921,562  $ 25,921   150,000  $  150       2  $   --  $  (897,358) $      (7,064)  $461,762    $ (416,589)
                       ==========  ========   =======  ======  ======  ======  ============ =============   ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              FOR THE
                                                                              PERIOD
                                                                               FROM
                                                                             MARCH 17,
                                                                             2003 (DATE
                                                              YEAR ENDED    OF INCEPTION)
                                                             ------------     THROUGH
                                                             DECEMBER 31,   DECEMBER 31,
                                                                 2004           2003
                                                             ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ...............................................  $ (420,653)     $ (476,705)
   Adjustments to reconcile net loss to net
   cash from operating activities:
     Stock Option Compensation.............................      63,440              --
     Minority interest ....................................      26,581              --
     Depreciation and amortization ........................     121,392          17,845
     Impairment of goodwill ...............................          --         121,303
     Impairment of value of licenses ......................      19,192
     Gain on forgiveness of debt ..........................          --         (22,807)
     Loss on currency adjustment ..........................        (524)         (6,540)
     Write off of property and equipment ..................      12,205              --
     Gain on sale of airship ..............................    (500,000)             --
     Changes in assets and liabilities:
       Accounts receivable ................................    (747,155)
       Security deposits ..................................      (7,156)
       Income tax receivable ..............................          --          53,391
       Accounts payable ...................................   1,039,653          19,529
       Accrued liabilities ................................     197,931         (62,609)
                                                              ---------      ----------
NET CASH FROM OPERATING ACTIVITIES ........................    (195,094)       (356,593)
                                                              ---------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of licenses ..................................          --         (53,900)
    Deposits on equipment .................................    (150,976)             --
    Purchase of equipment .................................      (5,668)
    Change in related party receivables/payables ..........     283,670         184,506
    Increase in investment in E-City ......................          --         (40,000)
                                                              ---------      ----------
NET CASH FROM INVESTING ACTIVITIES ........................     127,026          90,606
                                                              ---------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on loan costs ................................     (18,141)             --
    Proceeds from notes payable ...........................     543,330         167,379
    Proceeds from notes payable - related parties .........     638,166         128,177
    Principal payments on notes payable ...................    (389,008)        (48,000)
    Principal payments on notes payable - related parties .    (439,911)             --
    Payments on debt assumed from subsidiary ..............     (65,635)             --
    Issuance of common stock ..............................       5,218          18,750
                                                              ---------      ----------
NET CASH FROM FINANCING ACTIVITIES ........................     274,019         266,306
                                                              ---------      ----------
Net increase in cash and cash equivalents .................     205,951             319
Cash and cash equivalents, beginning ......................         319              --
                                                              ---------      ----------
Cash and cash equivalents, ending .........................   $ 206,270      $      319
                                                              =========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                              FOR THE
                                                                               PERIOD
                                                                                FROM
                                                                              MARCH 17,
                                                                              2003 (DATE
                                                              YEAR ENDED     OF INCEPTION)
                                                             -------------     THROUGH
                                                             DECEMBER 31,    DECEMBER 31,
                                                                 2004            2003
                                                             ------------    -------------
Supplemental disclosure of cash flow information:

Cash paid for interest                                       $    9,316      $          --
Cash paid for income taxes                                           --                 --

Supplemental disclosure of non-cash investing and financing information:

Issued stock for debt                                         $ 400,425                 --
Accounts payable paid by related party                           24,655                 --
Retirement of fully depreciated assets                           29,513                 --
Deposits for purchase of airship                                675,000                 --
Subsidiary minority shareholders' stock issued for
  subscriptions receivable                                          166                 --
Licenses purchased with debt                                    500,000                 --
Plans and designs purchased with debt                           100,000                 --
Capital restructuring                                               335                 --
Debt assumed in acquisition of E-City                                --            126,972

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

BUSINESS CONDITION - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the period ended December 31, 2003, the Company earned no revenue and incurred a net loss of $476,705. For the year ended December 31, 2004, the Company had revenues, but incurred a net loss of $420,653. The lack of sufficient operations and the loss from operations raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations (see Note 9).

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

Long-lived assets are reviewed for impairment quarterly. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on the evaluation, an impairment of $12,205 for a reduction in the value of certain equipment and an impairment in the value of licenses of $19,192 were recorded in fiscal 2004 and $121,303 for a reduction in the value of goodwill was recorded in the period ended December 31, 2003.

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

Cherokee Raiders - Cherokee's general partner is William C. Robinson. Cherokee and Mr. Robinson also own control positions with proxies in Proxity. As of December 31, 2003, the Company had a note payable to Cherokee of $21,166. As of December 31, 2004, the Company had a note payable to Cherokee in the amount of $868775.

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

On April 11, 2005, the Company and Quebec executed another amendment to the payment terms whereby an extension fee of $25,000 was paid and Quebec agreed to obtain payment of a portion of the loan by selling, at the earliest time available to it, and by any legal means available, sufficient shares of the collateral to re-pay $116,450 of principal and $28,997 for interest through May 10, 2005. Amounts remaining due after the aforementioned shall be payable from any equity or loan proceeds obtained by the Company from the date of this amendment until the repayment of all amounts due under the loan; the proceeds of the second traunche of loan proceeds from the Millenium Group pursuant to the SB-2 filing requirement or from corporate cash flow and resources as available during the 45 days subsequent to this amendment.


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
                                                                                ============      ============

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' DEFICIT

COMMON STOCK - At December 31, 2004, the Company had 25,921,562 shares of Class A Common Stock, 150,000 shares of Class B Common Stock, and 2 shares of Class C Common Stock issued and outstanding with 200,000,000 shares of Class A and Class B Common Stock authorized, par value $.001, and 2 shares of Class C Common Stock authorized, par value $.001. In addition, the Company had 100,000,000 shares of Class A Preferred Stock authorized, par value $.001, with no shares issued and outstanding and $461,762 in additional paid in capital. Class B Common Stock allows for 1000 votes per share. Class C Common Stock allows for one vote per share and entitles the holder to receive the net assets of the Company upon dissolution. At December 31, 2003, the Company had 18,750,000 shares of Class A Common Stock and zero shares of Class B Common Stock, issued and outstanding with 200,000,000 shares of Class A and Class B Common Stock authorized, par value $.001. The accumulated deficit as at December 31, 2004 and 2003 was $897,358 and $ 476,705 respectively.

NOTE 8 - INCOME TAXES

The Company has paid no federal or state income taxes since its incorporation. As of December 31, 2004 and December 31, 2003, the Company had net operating loss carry forwards for federal income tax reporting purposes of $874,546 and $463,791, respectively, which if unused, will expire in 2024 and 2023 respectively. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized. The net deferred tax asset consists of the following:


                                                 December 31,      December 31,
                                                     2004              2003
                                                 ------------      ------------
Deferred tax assets -
        operating loss carryforwards             $    302,079      $    177,680
Valuation allowance                                  (302,079)         (177,680)
                                                 ------------      ------------
Total Deferred Income Tax Asset                  $         --      $         --
                                                 ------------      ------------


The following is a reconciliation of the income tax computed using the federal statutory rate to the provision for income taxes:


                                                 December 31,      December 31,
                                                     2004              2003
                                                 ------------      ------------
Tax at Federal statutory rate (34%)              $   (143,022)     $   (162,080)
Non-deductible expenses                                    --               130
Change in valuation allowance                         156,904           177,680
State taxes, net of federal benefit                   (17,882)          (15,730)
                                                 ------------      ------------
Provision for Income Taxes                       $         --      $         --
                                                 ==========        ==========

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

NOTE 12 -- RESTATEMENT

During November 2004, the Company performed testing on an airship at the request of a third party. During this testing, additional procedures that were not part of the original agreement were requested and performed. Although no contract amendment was executed for the additional procedures, the Company has determined that these additional procedures should be recorded during the year ended December 31, 2004 and invoiced for the services. Accordingly, an adjustment was made to record the receivable and related revenue. In addition, expenses related to the testing were accrued and are reflected in accounts payable on the accompanying balance sheet. The net loss for the year ended December 31, 2004 increased as a result of the adjustment.

The Company has also determined that amounts received for testing of airships are reimbursement of expenses. As a result, the receipts have been netted against the related research and development expenses on the line titled "Other Revenues" in the accompanying statement of operations. In addition, research and development expenses included in general and administrative expenses have been reclassified to "Other Revenues."

The changes to the financial statements resulting from the restatement are shown below:

                                                      As Originally       Effect of
                                                         Reported        Restatement       As Restated
---------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 2004
Balance Sheet
 Accounts receivable                                   $        --       $   747,155       $   747,155
 Current Assets                                            206,270           747,155           953,425
 Total Assets                                            2,064,106           747,155         2,811,261
 Accounts payable and accrued liabilities                  440,987           878,785         1,319,772
 Total Current Liablities                                2,421,269           780,000         3,201,269
 Total Liabilities                                       2,421,269           780,000         3,201,269
 Accumulated Deficit                                      (803,110)          (94,248)         (897,358)
 Total Shareholder's Deficit                              (385,781)          (30,808)         (416,589)
 Total Liabilities and Shareholder's Deficit             2,064,106           747,155         2,811,261

Statement of Operations
 Service revenues                                          803,250          (803,250)               --
 Other revenues                                                 --           326,287           326,287
 Total Revenues                                          3,503,250          (476,963)        3,026,287
 Research and development                                  188,824          (188,824)               --
 General and administrative                              1,282,007          (191,854)        1,090,153
 Total Expenses                                          3,670,831          (380,678)        3,290,153
 Net Loss Before Income Tax and Minority Interest         (297,787)          (96,285)         (394,072)
 Minority interest                                         (28,618)            2,037           (26,581)
 Net Loss                                                 (326,405)          (94,248)         (420,653)
 Basic loss per share                                        (0.02)               --             (0.02)
---------------------------------------------------------------------------------------------------------