Form 10QSB
period 2005-03-31
CYBER DEFENSE SYSTEMS INC
filed 2005-05-20
CIK 1118480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                    FORM 10-QSB

                For the Quarterly Period Ended March 31, 2005

                     Commission File Number: 333-46424

                          CYBER DEFENSE SYSTEMS, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  FLORIDA                                    55-0876130
-------------------------------------           -------------------------------
    (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                      Identification No.)

          10901 ROOSEVELT BOULEVARD
           ST. PETERSBURG, FLORIDA                               33716
-------------------------------------           -------------------------------
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.


       Title of Class                   Number of Shares Outstanding
-----------------------------           -----------------------------
Class A Common Stock
(par value $0.001 per share)            28,019,414 as of May 18, 2005
Class B Common Stock
(Par Value $0.001 per share)               300,000 as of May 18, 2005
Class C Common Stock
Par value $0.001 per share)                      2 as of May 18, 2005

                                      INDEX
                                                                   Page
                                                                  Number
     PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of
   March 31, 2005 (unaudited) and December 31, 2004................  1
Consolidated Statements of Operations for the
   Three Months Ended March 31, 2005 and 2004 (unaudited)..........  2
Consolidated Statements of Cash Flows for the
   Three Months Ended March 31, 2005 and 2004 (unaudited).......... 3-4
Notes to the Consolidated Financial Statements (Unaudited)......... 5-15

Item 2. Management's Discussion and Analysis of
             Financial Condition or Plan of Operations.............  16

Item 3. Controls and procedures....................................  20


     PART II. OTHER INFORMATION

Item 1. Legal Proceedings .......................................... 20

Item 2. Unregistered Sales of Equity Securities..................... 20

Item 3. Defaults Upon Senior Securities............................. 21

Item 4. Submission of Matters to a Vote of Security Holders......... 21

Item 5. Other Information .......................................... 21

Item 6. Exhibits and Reports on Form 8-K............................ 21

Signatures.......................................................... 22

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                              March 31,2005  December 31, 2004
                                                              -------------  -----------------
                                                               (Unaudited)
                                    ASSETS
CURRENT ASSETS:
Cash and cash equivalents ..................................   $     1,424    $   206,270
Accounts receivable ........................................       770,205        747,155
Inventory ..................................................       383,679           --
                                                               -----------    -----------
TOTAL CURRENT ASSETS .......................................     1,155,308        953,425

OTHER ASSETS
     Intangible assets, net of accumulated amortization
        of $122,914 and $99,291 respectively ...............       477,086        506,252
Property and equipment, net of accumulated depreciation
  of $2,445 and $29,513 respectively .......................         5,296          5,603
Deposits and costs of equipment ............................       150,976        150,976
Deposits on airships .......................................     1,175,000      1,175,000
Loan Costs, net of accumulated amortization of $9,828
   and $5,292 respectively .................................         8,313         12,849
Security deposits ..........................................         7,156          7,156
                                                               -----------    -----------
TOTAL ASSETS ...............................................   $ 2,979,135    $ 2,811,261
                                                               ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities ...................   $ 1,615,717    $ 1,319,772
Accounts payable related parties ...........................       474,959        468,176
Assumed debt of subsidiary .................................        29,337         33,337
Notes payable - related parties ............................       992,868      1,137,768
Note payable - Quebec, Inc. ................................       242,216        242,216
                                                               -----------    -----------
     TOTAL CURRENT LIABILITIES .............................   $ 3,355,097    $ 3,201,269
                                                               -----------    -----------
     Total liabilities .....................................     3,355,097      3,201,269
                                                               -----------    -----------
Minority interest in Cyber Aerospace, Corp. (6.2%) .........        26,581

Commitments and contingencies ..............................          --             --

 SHAREHOLDERS' DEFICIT:

Class A Preferred stock, $0.001 par value; 100,000,000
   Shares authorized; none issued and outstanding ..........          --             --
Common stock:
Class A, $0.001 par value; 200,000,000 shares authorized;
28,019,414 and 25,921,562 shares issued and outstanding
respectively ...............................................        28,019         25,921
Class B, $0.001 par value; 200,000,000 shares authorized;
300,000 and 150,000 shares issued and outstanding
respectively ...............................................           300            150
Class C, $0.001 par value; 200,000,000 shares authorized;
2 shares issued and outstanding ............................          --             --
Additional paid-in capital .................................     6,191,288        461,762
Accumulated other comprehensive loss .......................        (7,064)        (7,064)
Accumulated deficit ........................................    (6,588,505)      (897,358)
                                                               -----------    -----------
Total shareholders' deficit ................................      (375,962)      (416,589)
                                                               -----------    -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ...........   $ 2,979,135    $ 2,811,261
                                                               ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements

                    CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,

                                                      2005             2004
                                                      ----             ----

Revenues ...................................     $       --        $       --

Expenses

General and administrative .................          561,628           113,739
                                                 ------------      ------------
Total expenses .............................          561,628           113,739

Loss from Operations .......................         (561,628)         (113,739)

Other Income (Expense)
Interest income ............................             --               1,850
Interest expense ...........................         (552,450)           (3,540)
Write off of computer software .............             --             (12,205)
Impairment of goodwill .....................       (4,577,069)             --
                                                 ------------      ------------
Other Income (Expense), net ................       (5,129,519)          (13,895)
                                                 ------------      ------------

Net Loss Before Income Tax and
 Minority Interest .........................       (5,691,147)         (127,634)
                                                 ------------      ------------

Provision for income tax ...................             --                --
Minority interest ..........................             --                --
                                                 ------------      ------------

Net loss ...................................     $ (5,691,147)     $   (127,634)

Basic and diluted loss per share ...........     $      (0.22)     $      (0.01)
                                                 ============      ============
Weighted average number of Class A
 common shares outstanding .................       25,921,562        18,750,000
                                                 ============      ============


  The accompanying notes are an integral part of these consolidated financial statements

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          THREE MONTHS ENDED
                                                              MARCH 31,

                                                         2005         2004
                                                         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss .....................................   $(5,691,147)   $  (127,634)
   Adjustments to reconcile net loss to net
   cash from operating activities:
     Interest expense on beneficial conversion ..       517,000
     Impairment of goodwill .....................     4,577,069
     Issuance of stock for services .............       244,124
     Depreciation and amortization ..............        34,009         14,863
     Write off of property and equipment ........                       12,205
     Gain on currency adjustment ................                          414
   Changes in assets and liabilities
    Inventory ...................................      (383,679)          --
    Accounts payable and accrued liabilities ....       302,945         (1,184)
                                                    -----------    -----------
NET CASH FROM OPERATING ACTIVITIES ..............      (399,679)      (101,336)
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Change in related party receivables/payables .       (16,267)       115,809
                                                    -----------    -----------
NET CASH FROM INVESTING ACTIVITIES ..............       (16,267)       115,809
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from notes payable, related parties ..          --            1,050
  Principal payments on notes payable
    related parties .............................       (34,900)          --
  Payments on debt assumed from subsidiary ......        (4,000)       (15,000)
  Issuance of common stock ......................       250,000           --
                                                    -----------    -----------
NET CASH FROM FINANCING ACTIVITIES ..............       211,100        (13,950)
                                                    -----------    -----------
Net (decrease) increase in cash .................      (204,846)           523
Cash and cash equivalents, beginning ............       206,270            319
                                                    -----------    -----------
Cash and cash equivalents, ending ...............   $     1,424    $       842
                                                    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,

                                                            2005         2004
                                                            ----         ----

Supplemental disclosure of cash flow information:

Cash paid for interest ...............................   $    7,000   $     --
Cash paid for income taxes ...........................         --           --

Supplemental disclosure of non-cash investing
  and financing information:
Common Stock issued for debt .........................      117,000         --
Common Stock issued for shares of Cyber Aerospace ....    4,603,650
Retirement of fully depreciated assets ...............         --         29,513
                                                         ----------   ----------

   The accompanying notes are an integral part of these financial statements

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

The majority and controlling shareholders of the company are Proxity, Inc. ("Proxity"), a publicly traded company ("PRXT") and Cherokee Raiders, a partnership, ("Cherokee") owning 66.9% and 24.1% of the Class A common shares of the Registrant respectively as at March 31, 2005. In addition, Cherokee also owns 150,000 of the issued and outstanding shares of Class B common stock, which allow for 1,000 votes per share, and Cherokee and Proxity each own one share of the two shares of Class C common stock issued and outstanding. The Chief Executive Officer of both Proxity and Cherokee is Mr. Robinson, the Chief Executive Officer of the Registrant.

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

Condensed Interim Financial Statements -- The accompanying unaudited condensed consolidated financial statements include the accounts of Cyber Defense Systems, Inc. and its subsidiary, collectively ("Cyber" or the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005 and such financial statements should be read in conjunction with the Company's Form 10-KSB/A for the year ended December 31, 2004 and other filings made with the Securities and Exchange Commission.

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Consolidation - The accompanying consolidated financial statements include the accounts and transactions of Cyber Defense Systems, Inc. for all periods presented and the accounts and transactions of its subsidiary from the date of its acquisition. Intercompany accounts and transactions have been eliminated in consolidation. At December 31, 2004, the minority interest of $26,581 shown on the balance sheet represents the shareholdings of stockholders of Cyber Aerospace other than Cyber Defense, of approximately 6.2% multiplied by the then cumulative net income of the Cyber Aerospace subsidiary. The acquisition of the minority interest by the Company was effective as of March 31, 2005 and such minority interest was therefore eliminated at that date (see Note 3).

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

Business Condition - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the three months ended March 31, 2005, the Company recorded no revenue and incurred a net loss of $5,691,147,including a charge for impairment of goodwill in the amount of $4,577,069, and for the year ended December 31, 2004, the Company recorded revenues of $3,026,287, but incurred a net loss of $420,653. The lack of sufficient revenues and the loss from operations raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations (see Notes 9 and 11).

Cash and Cash Equivalents -- Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. At March 31, 2005 and December 31, 2004 the Company had $0 and $106,270 of cash, respectively, in excess of federally insured limits.

Inventory -- At March 31, 2005, inventory of $383,679 primarily consists of parts for the airships that the Company sells and services.

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

Long-lived assets are reviewed for impairment quarterly. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by

                   CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on the evaluation at March 31, 2004, an impairment of $12,205 for a reduction in the value of certain equipment was recorded for the three month period then ended and based on a valuation at March 31, 2005, goodwill of $4,577,069 was impaired.

Income Taxes -- No income taxes have been paid or accrued because the Company has had no net taxable income since inception. The Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases. Deferred tax assets and deferred liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

Loss Per Share -- Basic loss per share is calculated by dividing loss available to Class A common shareholders by the weighted-average number of Class A common shares outstanding during each period.

Research and Development -- Research and development revenue includes receipts related to the testing of airships on cost plus fixed fee contracts net of the related expenses.

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

                   CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                 CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 2 - RELATED PARTY TRANSACTIONS

Proxity, Inc. ("Proxity") - Proxity owned 100% of the stock of On Alert Systems, Inc. at December 31, 2003. On Alert purchased the GDS and Traptec licenses from Proxity at Proxity's cost. As of December 31, 2003, On Alert had accounts payable and notes payable to Proxity of $184,506 and $107,011, respectively. As of March 31, 2005, the Company had accounts payable and notes payable to Proxity of $474,959 and $-0- respectively.

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

Cyber Aerospace - Prior to the three month period ended March 31, 2005, Cyber Aerospace had previously been consolidated with the Company as it was a 93.8% owned subsidiary. All transactions and account balances between the Company and Cyber Aerospace were eliminated during consolidation. On March 31, 2005, the Company purchased the minority interest so that Aerospace became a wholly owned subsidiary and was then merged with and into the Company (see Note 3).

Cherokee Raiders - Cherokee's general partner is William C. Robinson. Cherokee and Mr. Robinson also own control positions with proxies in Proxity. As of December 31, 2004, the Company had a note payable to Cherokee of $21,166. As of March 31, 2005, the Company had a note payable to Cherokee in the amount of $868,079.

William C. Robinson - Mr. Robinson has ownership in Proxity and Cherokee Raiders. He is also the CEO and CFO of the Company.

NOTE 3 - ACQUISITION OF  MINORITY INTEREST IN SUBSIDIARY

On March 31, 2005, the Company acquired the 6.19% minority interest in its majority owned subsidiary, Cyber Aerospace Corporation ("Aerospace"), and merged Aerospace into Cyber. The merger was accounted for by the purchase method of accounting and was completed in order to consolidate operations into one company, with one name, and one group of shareholders, as well as to avoid what had become unnecessary bookkeeping expenses associated with maintaining Aerospace as a separate entity. For each share of Aerospace, the beneficial owner received one share of Cyber Defense. As a result, 1,650,000 shares of class A common stock were issued for the 6.19% ownership, along with 150,000 shares of class B common stock.

Aerospace had been a majority owned subsidiary of On Alert from the date of its inception in March 2004 through September 1, 2004 at which time it became a majority owned subsidiary of Cyber pursuant to the Domicile merger between Cyber, On Alert and E-City.

                 CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The purchase price for the acquisition of the Aerospace minority interest was $4,603,650, comprised of 1,650,000 shares of common stock valued at $2.79 per share. The share price was determined by the average price for shares sold in the market for the months of February and March discounted at 10% for a block sale. A nominal value was given to the 150,000 Class B shares issued.

The purchase price was accounted for in accordance with FAS 141, "Business Combinations". Subsequent to the acquisition and merger, the goodwill was impaired. Cyber allocated all but $24,593 of the purchase price, to goodwill. As a result of the losses incurred through March 31, 2005, the minority interest had been eliminated. There were no net assets attributable to the minority shareholders. All shares of Class A common stock and Class B common stock that comprise the purchase price have been shown in these financial statements as if they were issued at March 31, 2005.

The assets acquired and liabilities assumed were as follows:

--------------------------------------------------------------------------------
Assets Acquired
Accounts receivable                                                   $   13,386
Deposits on airships for resale                                           21,051
Intangible assets:
               Plans & designs                                             1,145
               Techsphere marketing rights                                 7,403
                                                                      ----------
               Net Intangibles                                             8,548
Goodwill                                                               4,577,069
--------------------------------------------------------------------------------
Total Assets Acquired                                                 $4,620,054
--------------------------------------------------------------------------------

Liabilities Assumed
Accounts payable & accrued expenses                                   $   14,168
Notes payable - related parties                                            2,236
--------------------------------------------------------------------------------
Total Liabilities Assumed                                                 16,404
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Net Assets Acquired                                                   $4,603,650
--------------------------------------------------------------------------------

NOTE 4 - INTANGIBLE ASSETS

During 2004, the Company purchased exclusive marketing rights from Techsphere International ("TSI"). These rights were recorded at their cost of $500,000 because TSI is a non-related party. These marketing rights are being amortized over six years, which is the life of the contract and the monthly amortization expense is $6,944. In 2004, the Company purchased designs and plans for unmanned air vehicles (UAVs) which have a useful life of 3 years. The cost was $100,000 and the monthly amortization is $2,777. Amortization expense was $29,166 for the three months ended March 31, 2005.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 5 - NOTE PAYABLE - QUEBEC

On August 23, 2004, the Company and Quebec, Inc., ("Quebec") a Canadian corporation, executed a Secured Commercial Promissory Note pursuant to the terms of which the Company borrowed $242,216 from Quebec. Prepaid interest of $9,316 for 61 days was withheld from the initial funding and thereafter interest accrues at an annual rate of 24%. The Note is secured by securities owned by Mr. Robinson, the company's Chief Executive Officer, and will be further secured by equipment purchased by the Company which was the subject Equipment upon which deposits were paid from a portion of the loan proceeds. Prepayment was required from any equity or loan funds raised by the Company and full payment of all remaining principle and accrued interest is due February 18, 2005. Payment terms were amended on February 8, 2005 to provide for payment of one half the principal and all accrued interest through March 10, 2005, as well as transaction costs and extension fees, through the sale of a portion of the securities owned by Mr. Robinson. All funds paid to the lender from such securities sales constitute a loan by Mr. Robinson to the Company. If the Company does not raise equity or loan funds sufficient to repay the remaining balance due within the 45 day period immediately following the payment of the first half of the loan, then the remainder of the loan will be repaid, with interest, from continued sales of securities pledged by Mr. Robinson, which payments would constitute additional loans by Mr. Robinson to the Company. Costs incurred in connection with the loan were capitalized and are being amortized over the life of the loan. For the period ended March 31, 2005, amortization expense of the loan costs was $4,536.

On April 11, 2005, the Company and Quebec executed another amendment to the payment terms whereby an extension fee of $25,000 was paid and Quebec agreed to obtain payment of a portion of the loan by selling, at the earliest time available to it, and by any legal means available, sufficient shares of the collateral to re-pay $116,450 of principal and $28,997 for interest through May 10, 2005. Amounts remaining due after the aforementioned shall be payable from any equity or loan proceeds obtained by the Company from the date of this amendment until the repayment of all amounts due under the loan; the proceeds of the second traunche of loan proceeds from the Millenium Group et al pursuant to the SB-2 filing requirement or from corporate cash flow and resources as available during the 45 days subsequent to this amendment.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 6 - NOTES PAYABLE - RELATED PARTIES

                                                             March 31,   December 31,
                                                                2005        2004
                                                            ----------   ----------
Note payable - Joe Theisman - interest accrues at 18%
     per annum, due April 30 through September 30, 2005,
     in equal monthly installments, unsecured               $     --     $  110,000

Note payable - Cherokee Raiders - interest accrues at 12%
     per annum, due on demand and is unsecured                  24,789       58,993

Note payable - Cherokee Raiders - interest accrues at 12%
     per annum, due November 30, 2005 and is unsecured         868,079      868,775

Note payable - Jim Alman - interest accrues at 8% per
     Annum, due December 5, 2005                               100,000      100,000
                                                            ----------   ----------
                                                            $  992,868   $1,137,768
                                                            ----------   ----------

NOTE 7 - STOCKHOLDERS' DEFICIT

Common Stock - At March 31, 2005, the Company had 28,019,414 shares of Class A Common Stock, 300,000 shares of Class B Common Stock, and 2 shares of Class C Common Stock issued and outstanding with 200,000,000 shares of each of Class A, B and C authorized with a par value of $0.001. In addition, the Company had 100,000,000 shares of Class A Preferred Stock authorized, par value$0.001, with no shares issued and outstanding. The Company had $6,191,288 in additional paid in capital and an accumulated deficit of $6,588,505 of which $4,577,069 was for impairment of goodwill. Class B Common Stock allows for 1000 votes per share. Class C Common Stock allows for one vote per share and entitles the holder to receive the net assets of the Company upon dissolution. At December 31, 2004, the Company had 25,921,562 shares of Class A Common Stock, 150,000 shares of Class B Common Stock issued and outstanding and 2 shares of Class C common stock issued and outstanding with 200,000,000 shares of each of Class A, Class B and Class C Common Stock authorized, par value $.001.

NOTE 8 - INCOME TAXES

The Company has paid no federal or state income taxes since its incorporation. As of March 31, 2005 and December 31, 2004, the Company had net operating loss carry forwards for federal income tax reporting purposes of approximately $6,537,000 and $875,000 respectively, which if unused, will expire through 2025. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 9 - Working Capital Financings

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

On February 18, 2005, the Company and Bedlington Securities, Ltd. ("Bedlington") executed a Convertible Promissory Note (the "Bedlington Note") for the principal amount of $250,000 was advanced to the Company on February 25, 2005. Interest was to accrue on the Bedlington Note at the rate of 18% per annum and repayment terms required six equal monthly payments commencing April 30, 2005 with the last payment on September 30, 2005 to include all accrued interest. Bedlington had the right to convert the outstanding amount of the Bedlington Note into Class A common shares of the Company at any time upon five days notice and such conversion was to be calculated at 50% of the average closing price of the Class A common shares for the 30 days preceding the date of conversion. All amounts so converted were not to be subject to any accrual of interest. In addition, the Company had the right to pay amounts due under the Bedlington Note at any time with shares of its Class A common stock pursuant to the same formula by notifying Bedlington of its intent to do so and requesting a Notice of Conversion from Bedlington. On February 22, 2005, the Company informed Bedlington that it would make payment in full with common shares and Bedlington submitted a Notice of Conversion to the Company. As a result, the Company issued 217,391 shares of its Class A common stock pursuant to the calculation described above.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

The Company has an exclusive agreement with Traptec Corporation to represent Traptec Corporation as a marketing representative. The parties have agreed to divide equally the before tax net profits generated from any such sales as generated under the agreement. However, the parties have agreed that if their efforts have not generated over $200,000 in net sales profits, to be divided equally, by the end of the 2005, the total license fee for that year shall be at least $100,000 to Traptec Corporation. As of March 31, 2005, no sales have been made in connection with this license.

                     CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 11 - SUBSEQUENT EVENTS

On April 1, 2005, the Company entered into a Securities Purchase Agreement, dated as of April 1, 2005, by and among the Company, and AJW Partners, LLC ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners
("Qualified") and New Millenium Capital Partners, II, LLC ("Millenium"). Partners, Offshore, Qualified and Millenium are collectively referred to as the "Purchasers". We authorized the sale to the Purchasers of Secured Convertible Term Notes in the aggregate principal amount of Four Million Dollars ($4,000,000). The $4.0 million is to be funded in three traunches ($1.5 million on April 4, 2005, $1.2 million upon filing the Registration Statement and $1.3 million upon effectiveness of the Registration Statement). The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Notes bear interest at 8% per annum, unless the common stock of the Company is greater than $4.25 per share for each trading day of a month, in which event no interest is payable during such month. The notes are convertible into common stock of the Company at a 40% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion.

In connection with the offering, the Company issued an aggregate of 4,000,000 warrants to purchase common stock at a price of $4.25 per share. The warrants are exercisable for a period of five years. The conversion of the notes are subject to an effective Registration Statement. The Company has the right to redeem the notes under certain circumstances and the notes are secured by all of the Company's assets, except for its accounts receivable and proceeds of inventory. The proceeds of the offering will be used to repay certain indebtedness and for working capital. The initial funding of $1.5 million was received on April 4, 2005.

Affiliated Business Services, Inc. earned a finders fee of 75,000 shares for introducing the Company to the lending group.

On April 13, 2005, Proxity, our majority shareholder, announced its intention to grant a dividend of shares of our common stock, owned by Proxity, to its holders of record. For each 500 shares of Proxity common stock held by a Proxity shareholder on the record date, Proxity will grant a dividend of one share of common stock of Cyber Defense. Proxity intends to distribute a total of approximately 560,000 shares of Cyber Defense to its holders. We have agreed to register such shares under the Securities Act of 1933, as amended. Mr. Robinson, our CEO and CFO owns approximately 33% of the outstanding shares of capital stock of Proxity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

      GENERAL

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB.

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

                              RESULTS OF OPERATIONS

The Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

      General and administrative expenses totaled $561,628 for the three months ended March 31, 2005 as compared to $113,739 for the three months ended March 31, 2004, a net increase of $447,889. The increase is primarily due to increased payroll, specialized consulting and legal fees as well as the inclusion of the general and administrative expenses of Cyber Aerospace for the full quarter in the amount of $32,067 whereas in the 2004 period such expenses were from March 15, 2004 (the date of inception) through March 31, 2004 and totaled $7,200.

      Other income and expense for the three months ended March 31, 2005 consists of interest expense of $552,450 which is comprised of interest expense of $35,450 on notes payable and $517,000 of interest expense pursuant to the beneficial conversion feature of certain exchanges of debt to common stock. In addition, there was a charge of $4,577,069 for impairment of the goodwill that was recorded as a result of the acquisition of the 6.2% minority interest in Cyber Aerospace on March 31, 2005. The Company had previously owned 93.8%. Other income and expense for the three months ended March 31, 2004 was comprised of interest income of $1,850, interest expense of $3,540 and the write off of impairment in the value of computer software of $12,205.

                         LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary needs for liquidity and capital resources are the funding of salaries and other administrative expenses related to the management of the Company as well as for payment of the cost of products sold and inventory.

      The Company's cash and cash equivalents of $1,424 as of March 31, 2005 is not sufficient to support current levels of operations for the next twelve months and it is therefore necessary for the Company to seek additional financing.

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

      On February 18, 2005, the Company and Bedlington Securities, Ltd. ("Bedlington") executed a Convertible Promissory Note (the "Bedlington Note") for the principal amount of $250,000 which amount was advanced to the Company on February 25, 2005. Interest was to accrue on the Bedlington Note at the rate of 18% per annum and repayment terms required six equal monthly payments commencing April 30, 2005 with the last payment on September 30, 2005 to include all accrued interest. Bedlington had the right to convert the outstanding amount of the Bedlington Note into Class A common shares of the Company at any time upon five days notice and such conversion would be calculated at 50% of the average closing price of the Class A common shares for the 30 days preceding the date of conversion. All amounts so converted will not be subject to any accrual of interest. In addition, the Company had the right to pay any amounts due under the Bedlington Note at any time with shares of its Class A common stock pursuant to the same formula by notifying Bedlington of its intent to do so and requesting a Notice of Conversion from Bedlington. On February 22, 2005, the Company notified Bedlington of its intention to make payment in full with common shares and Bedlington submitted a Notice of Conversion to the Company. As a result, the Company issued 217,391 shares of its Class A common stock pursuant to the calculation described above.

      On April 1, 2005, the Company entered into a Securities Purchase Agreement, dated as of April 1, 2005, by and among the Company, and AJW Partners, LLC ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners ("Qualified") and New Millennium Capital Partners, II, LLC ("Millennium"). Partners, Offshore, Qualified and Millennium are collectively referred to as the "Purchasers". We authorized the sale to the Purchasers of Secured Convertible Term Notes in the aggregate principal amount of Four Million Dollars ($4,000,000). The $4.0 million is to be funded in three traunches ($1.5 million on April 4, 2005, $1.2 million upon filing the Registration Statement and $1.3 million upon effectiveness of the Registration Statement). The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Notes bear interest at 8% per annum, unless the common stock of the Company is greater than $4.25 per share for each trading day of a month, in which event no interest is payable during such month.

The notes are convertible into common stock of the Company at a 40% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion.

      In connection with the offering, the Company issued an aggregate of 4,000,000 warrants to purchase common stock at a price of $4.25 per share. The warrants are exercisable for a period of five years. The conversion of the notes are subject to an effective Registration Statement. The Company has the right to redeem the notes under certain circumstances and the notes are secured by all of the Company's assets, except for its accounts receivable and proceeds of inventory. The proceeds of the offering will be used to repay certain indebtedness and for working capital. The $1.5 million initial funding was received on April 4, 2005.

      Subject to realization of the balance of the above described financing and the financing available from CFC, if we generate eligible receivables to finance, we anticipate being in a position to fund the anticipated level of operations for at least one year.

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

PART II   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None

ITEM 2. CHANGES IN SECURITIES

During the quarter the Company issued 2,097,852 shares of its class A common stock comprising 1,650,000 shares pursuant to the acquisition of the minority interest of Cyber Aerospace and its merger with and into Cyber Defense; 217,391 shares to Bedlington Securities as full payment of a Note Payable in the amount of $250,000; 100,000 shares to an attorney in consideration of services valued at $150,000, 100,000 shares to a lender in full payment of a Note Payable in the amount of $117,000, 25,000 shares to a consultant for services valued at $77,250 and 5,461 shares to another consultant who provided services valued at $16,874.

The Company also issued 150,000 shares of its Class B common stock pursuant to the acquisition of the minority interest in Cyber Aerospace and the merger of Cyber Aerospace into Cyber Defense.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      EXHIBITS

31.1 * Certification of the Chief Executive Officer / Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 * Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      REPORTS ON FORM 8-K

      The Company filed a Current Report on Form 8-K on February 18, 2005 regarding the change in fiscal year pursuant to the domicile merger of E-City, On Alert and Cyber Defense.

      The Company filed a Current Report on Form 8-K on February 23, 2005 regarding the execution of the $250,000 principal amount convertible note issued to Bedlington Securities, Ltd. (the "Bedlington Note").

      The Company filed a Current Report on Form 8-K on March 1, 2005 amending our Current Report on Form 8-K filed on February 23, 2005, whereby the Bedlington Note was repaid with the issuance of 217,391 shares of our Class A Common Stock.

      The Company filed a Current Report on Form 8-K on March 3, 2005 regarding a press release concerning the Company's participation in the Warfare in Low Intensity Conflict Conference in Tel Aviv, Israel.

      The Company filed a Current Report on Form 8-K on March 11, 2005 regarding the payment in full of the convertible promissory note issued to Joseph Theismann, in the amount of $117,000, with the issuance of 100,000 shares of the Company's Class A Common Stock.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     CYBER DEFENSE SYSTEMS, INC.

     May 19, 2005

                      By:   /s/ William C. Robinson
                            -------------------
                            William C. Robinson
                            Chief Executive Officer


                      By:   /s/ William C. Robinson
                            -------------------
                            William C. Robinson
                            Chief Financial Officer