Form 10QSB
period 2005-06-30
CYBER DEFENSE SYSTEMS INC
filed 2005-08-22
CIK 1118480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                   FORM 10-QSB

                For the Quarterly Period Ended June 30, 2005

                        Commission File Number: 333-46424

                           CYBER DEFENSE SYSTEMS, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

                FLORIDA                                    55-0876130
-------------------------------------           -------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                   Identification No.)

       10901 ROOSEVELT BOULEVARD
        ST. PETERSBERG, FLORIDA                              33716
-------------------------------------           -------------------------------
 (Address of principal executive offices)                  (Zip code)

                   Registrant's telephone number: 727-577-0878
                                                 ---------------------

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

       Title of Class                   Number of Shares Outstanding
-----------------------------           -----------------------------
Class A Common Stock
(par value $0.001 per share)            28,668,952 as of August 19, 2005
Class B Common Stock
(Par Value $0.001 per share)               300,000 as of August 19, 2005
Class C Common Stock
Par value $0.001 per share)                      2 as of August 19, 2005

                                      INDEX

                                                                      Page
                                                                     Number

     PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of
   June 30, 2005 (unaudited) and December 31, 2004..................   1
Consolidated Statements of Operations for the
   Three Months Ended June 30, 2005 and 2004 (unaudited)............   2
Consolidated Statements of Operations for the
   Six Months Ended June 30, 2005 and 2004 (unaudited)..............   3
Consolidated Statements of Cash Flows for the
   Six Months Ended June 30, 2005 and 2004 (unaudited)..............  4-5
Notes to the Consolidated Financial Statements (unaudited)..........  6-17

Item 2. Management's Discussion and Analysis of
             Financial Condition or Plan of Operations.............   17

Item 3. Controls and procedures....................................   22


     PART II. OTHER INFORMATION

Item 1. Legal Proceedings ..........................................  22

Item 2. Unregistered Sales of Equity Securities.....................  22

Item 3. Defaults Upon Senior Securities.............................  22

Item 4. Submission of Matters to a Vote of Security Holders.........  22

Item 5. Other Information ..........................................  22

Item 6. Exhibits and Reports on Form 8-K............................ 22-23

Signatures..........................................................  23

                           CYBER DEFENSE SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                  June 30,2005   December 31, 2004
                                                                  ------------   -----------------
                                                                   (Unaudited)
                                        ASSETS
CURRENT ASSETS:
Cash and cash equivalents .................................       $   164,230        $   206,270
Accounts receivable .......................................           863,920            747,155
Inventory .................................................           754,239                 --
Prepaid expenses ..........................................            44,500                 --
Prepaid interest ..........................................           112,636                 --
                                                                  -----------        -----------
TOTAL CURRENT ASSETS ......................................         1,939,525            953,425

OTHER ASSETS
Restricted cash ...........................................            20,000                 --
Note receivable - Techsphere ..............................         1,257,397                 --
Intangible assets, net of accumulated amortization
   of $152,080 and $99,291 respectively ...................           447,920            506,252
Property and equipment, net of accumulated
   depreciation of $2,952 and $29,513 respectively ........            16,789              5,603
Deposits and costs of equipment ...........................           150,976            150,976
Deposits on airships ......................................         1,175,000          1,175,000
Deferred loan origination costs, net of accumulated
  amortization of $95,748 and $15,292 respectively ........         1,089,123             12,849
Security deposits .........................................             7,371              7,156
                                                                  -----------        -----------
TOTAL ASSETS ..............................................       $ 6,104,101        $ 2,811,261
                                                                  ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities ..................       $ 1,463,629        $ 1,319,772
Accounts payable related parties ..........................            42,013            468,176
Assumed debt of subsidiary ................................                --             33,337
Note payable - 21st Century Airships ......................           250,000                 --
Notes payable - related parties ...........................           224,957          1,137,768
Note payable - Quebec, Inc. ...............................           163,220            242,216
                                                                  -----------        -----------
     TOTAL CURRENT LIABILITIES ............................       $ 2,143,819        $ 3,201,269

LONG TERM LIABILITIES
Notes payable AJW Group - net of discount of $2,195,727 ...           604,273                 --
Notes payable - related parties ...........................         1,379,739                 --
                                                                  -----------        -----------
     Total liabilities ....................................         4,127,831          3,201,269
                                                                  -----------        -----------
Minority interest in Cyber Aerospace, Corp. (6.2%) ........                               26,581

Commitments and contingencies .............................                --                 --

 SHAREHOLDERS' DEFICIT:

Class A Preferred stock, $0.001 par value; 100,000,000
   Shares authorized; none issued and outstanding .........                --                 --
Common stock:
Class A, $0.001 par value; 200,000,000 shares
authorized; 28,168,952 and 25,921,562 shares issued
and outstanding respectively ..............................            28,169             25,921
Class B, $0.001 par value; 200,000,000 shares authorized;
300,000 and 150,000 shares issued and outstanding
respectively ..............................................               300                150
Class C, $0.001 par value; 200,000,000 shares authorized;
2 shares issued and outstanding ...........................                --                 --
Additional paid-in capital ................................         9,550,516            461,762
Accumulated other comprehensive loss ......................            (7,064)            (7,064)
Accumulated deficit .......................................        (7,595,651)          (897,358)
                                                                  -----------        -----------
Total shareholder's equity (deficit) ......................         1,976,270           (416,589)
                                                                  -----------        -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ..........       $ 6,104,101        $ 2,811,261
                                                                  ===========        ===========


                   The accompanying notes are an integral part of these consolidated financial statements

                           CYBER DEFENSE SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       THREE MONTHS ENDED
                                                            JUNE 30,
                                                --------------------------------
                                                    2005                2004
                                                ------------        ------------
Revenues ................................       $     65,765        $ 2,999,250
                                                ------------        -----------
Expenses
Cost of Sales ...........................             35,391          2,200,000
General and administrative ..............            765,508            355,703
                                                ------------        -----------
Total expenses ..........................            800,899          2,555,703
                                                ------------        -----------

(Loss) profit from Operations ...........           (735,134)           443,547

Other Income (Expense)
Interest income .........................             10,241                 --
Interest expense ........................           (282,253)           (16,898)
                                                ------------        -----------
Other Income (Expense), net .............           (272,012)           (16,898)
                                                ------------        -----------

Net (Loss) income Before Income
 Tax and Minority Interest ..............         (1,007,146)           426,649
                                                ------------        -----------

Provision for income tax ................                 --                 --
Minority interest .......................                 --            (33,477)
                                                ------------        -----------

Net (loss) income .......................       $ (1,007,146)       $   393,172
                                                ------------        -----------
Basic and diluted (loss) income per share       $      (0.04)       $      0.02
                                                ============        ===========
Weighted average number of Class A
 common shares outstanding ..............         28,094,183         18,750,000
                                                ============        ===========


                   The accompanying notes are an integral part of these consolidated financial statements

                           CYBER DEFENSE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                -------------------------------
                                                    2005               2004
                                                ------------       ------------
Revenues ................................       $     65,765       $  2,999,250
                                                ------------       ------------

Expenses
Cost of Sales ...........................             35,391          2,200,000

General and administrative expenses .....          1,327,135            469,442
                                                ------------       ------------
Total expenses ..........................          1,362,526          2,669,442
                                                ------------       ------------

(Loss) Profit from Operations ...........         (1,296,761)           329,808

Other Income (Expense)
Interest income .........................             10,241                 --
Interest expense ........................           (834,704)           (22,293)
Write off of computer equipment .........                 --            (12,205)
Impairment of goodwill ..................         (4,577,069)                --
                                                ------------       ------------
Other Income (Expense), net .............         (5,401,532)           (34,498)
                                                ------------       ------------

Net (Loss) Income Before Income
Tax and Minority Interest ...............         (6,698,293)           295,310
                                                ------------       ------------

Provision for income tax ................                 --                 --
Minority interest .......................                 --            (33,472)
                                                ------------       ------------

Net (loss) income .......................       $ (6,698,293)      $    261,838
                                                ------------       ------------

Basic and diluted (loss) income per share       $      (0.25)      $       0.01
                                                ============       ============
Weighted average number of Class A
 common shares outstanding ..............         27,040,107         18,750,000
                                                ============       ============

                   The accompanying notes are an integral part
                   Of these consolidated financial statements

                           CYBER DEFENSE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                        ------------------------------
                                                            2005              2004
                                                        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income ............................       $(6,698,293)       $   261,838
   Adjustments to reconcile net (loss) income
   To net cash from operating activities:
     Minority interest ..........................                --             33,472
     Interest expense from amortization of
         loan discount ..........................           651,847                 --
     Impairment of goodwill .....................         4,577,069
     Issuance of stock for services .............            94,125
     Depreciation and amortization ..............           134,059             62,998
     Write-off of intangible assets .............             5,543
     Write-off of property and equipment ........
     Loss on currency adjustment ................                                1,268
   Changes in assets and liabilities
    Prepaid expenses ............................          (157,136)                --
    Accounts receivable .........................          (116,765)          (315,000)
    Inventory ...................................          (754,239)                --
    Security deposits ...........................              (215)                --
    Accounts payable and accrued liabilities ....           196,818            232,815
    Accounts payable - related party ............           (76,163)                --
                                                        -----------        -----------
NET CASH FROM OPERATING ACTIVITIES ..............        (2,143,350)           277,391
                                                        -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of licenses .........................                --           (600,000)
   Deposits on Airship ..........................                --           (500,000)
   Loan to Techsphere ...........................        (1,007,397)
   Change in related party receivables/payables .                              134,626
   Purchases of equipment........................           (12,000)
                                                        -----------        -----------
NET CASH FROM INVESTING ACTIVITIES ..............        (1,019,397)          (965,374)
                                                        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable ....................                --             45,000
  Gross Proceeds from sale of secured convertible
      Notes payable .............................         2,800,000
  Proceeds from notes payable, related parties ..           286,871            695,791
  Issuance of common stock ......................           255,209                 --
  Payments of loan costs ........................          (133,136)
  Principal payments on notes payable
    related parties .............................           (34,900)            (9,500)
  Payments on debt assumed from subsidiary ......           (33,337)           (40,500)
                                                        -----------        -----------
NET CASH FROM FINANCING ACTIVITIES ..............         3,140,707            690,791
                                                        -----------        -----------
Net (decrease) increase in cash .................           (22,040)             2,808
Cash and cash equivalents, beginning ............           206,270                319
                                                        -----------        -----------
Cash and cash equivalents, ending ...............       $   184,230*       $     3,127
                                                        ===========        ===========

                     * Includes $20,000 of restricted cash

                   The accompanying notes are an integral part of these consolidated financial statements

                           CYBER DEFENSE SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                                                    SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                               ---------------------------
                                                                                  2005              2004
                                                                               ----------       ----------
Supplemental disclosure of cash flow information:

Cash paid for interest                                                         $   86,443       $       --
Cash paid for income taxes                                                             --               --

Supplemental disclosure of non-cash investing and financing information:
Partial payment of purchase cost of a license
  with a note payable                                                             250,000
Partial payment of note payable by Mr. Robinson
 on behalf of the Company                                                         124,957
Conversion of notes payable into common stock                                     267,000
Conversion of accounts payable - related party
  to a long-term note payable                                                     350,000
Issuance of warrants for discount on notes
 and loan costs                                                                 3,154,168
Common Stock issued for loan costs                                                200,000               --
Common Stock issued for shares of Cyber Aerospace                               4,603,650
Retirement of fully depreciated assets                                                 --           29,513
                                                                               ----------       ----------



                   The accompanying notes are an integral
                    part of these financial statements

                           CYBER DEFENSE SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Acquisitions and Mergers and Controlling Shareholder --Cyber Defense Systems, Inc. ("the Registrant" or "Cyber Defense" or "the Company") was incorporated on August 19, 2004 in Florida. E-City Software, Inc. ("E-City") was organized in Nevada on May 12, 2000. On Alert Systems, Inc. ("On Alert") was incorporated on March 17, 2003 in Nevada and acquired a control position in E-City in May of 2003 and in Cyber Aerospace Corp. ("Cyber Aerospace") in March 2004. On Alert was merged with and into Cyber Defense on September 1, 2004. On September 1, 2004 E-City was also merged with and into Cyber Defense following the On Alert merger. As a result of the aforementioned, Cyber Defense is the successor to E-City and its shares of class A common stock began trading on the Over the Counter Bulletin Board ("OTC:BB") under the symbol CYDF on September 7, 2004. Due to the nature of the mergers, the fiscal year end of the Registrant has been changed to December 31 effective for Fiscal 2003 and the historical financial statements of the Registrant are now those of On Alert and will include results of operations for Cyber Aerospace from its date of inception in March 2004, as it was previously a subsidiary of On Alert, and will also include the results of operations of E-City from its' date of merger, September 1, 2004.

The majority and controlling shareholders of the company are Proxity, Inc. ("Proxity"), a publicly traded company ("PRXT") and Cherokee Raiders, LP a Limited partnership, ("Cherokee") owning 66.6% and 22.2% of the Class A common shares of the Registrant respectively as at June 30, 2005. In addition, Cherokee also owns all 300,000 of the issued and outstanding shares of Class B common stock, which allow for 1,000 votes per share, and Cherokee and Proxity each own one share of the two shares of Class C common stock issued and outstanding. The Chief Executive Officer of both Proxity and Cherokee is Mr. Robinson, the Chief Executive Officer of the Registrant.

Basis of Presentation -- The unaudited financial statements included in the Form 10-QSB have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB of the Securities Exchange Act of 1934. The financial information furnished herein reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to such rules and regulations.

Condensed Interim Financial Statements -- The accompanying unaudited condensed consolidated financial statements include the accounts of Cyber Defense, and its subsidiary, (collectively the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005 and such financial statements should be read in conjunction with the Company's Form 10-KSB/A for the year ended December 31, 2004 and other filings made with the Securities Exchange Commission.

                           CYBER DEFENSE SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

Business Condition - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the six months ended June 30, 2005, the Company recorded minimal revenue and incurred a net loss of $6,698,293,including a charge for impairment of goodwill in the amount of $4,577,069, and for the year ended December 31, 2004, the Company recorded revenues of $3,026,287, but incurred a net loss of $420,653. The lack of sufficient revenues and the loss from operations raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations (see Notes 10 and 12).

Cash and Cash Equivalents -- Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. At June 30, 2005 and December 31, 2004 the Company had $64.230 and $106,270 respectively, in excess of federally insured limits.

Inventory -- At June 30, 2005, inventory of $754,239 primarily consists of work in process on the CyberBug and CyberScout smaller Unmanned Air Vehicles ("UAV's") and the new propulsion system for the larger UAV's as well as parts for the airships that the Company sells and services.

Property and Equipment -- Property and equipment consists of computer software and an automobile. The assets are recorded at cost and depreciation is computed using the straight-line method over the estimated their useful lives. Expenditures for maintenance, repairs, and renewals are charged to expense as incurred. Expenditures for major renewals and betterments that extend the useful lives of existing equipment are capitalized and depreciated. On retirement or disposition of property and equipment, the cost and accumulated depreciation are removed and any resulting gain or loss is recognized in the statement of operations.

                           CYBER DEFENSE SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Long-lived assets are reviewed for impairment quarterly. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on the evaluation at March 31, 2004, an impairment of $12,205 for a reduction in the value of certain computer equipment was recorded for the three month period then ended and based on a valuation at March 31, 2005, goodwill of $4,577,069 was impaired.

Income Taxes -- No income taxes have been paid or accrued because the Company has had no net taxable income since inception for any fiscal period for which a tax return is required. The Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases. Deferred tax assets and deferred liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

Earnings (Loss) Per Share -- Basic (loss) or earnings per share is calculated by dividing the loss or income available to Class A common shareholders by the weighted-average number of Class A common shares outstanding during each period.

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

                           CYBER DEFENSE SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - RELATED PARTY TRANSACTIONS

Proxity, Inc. ("Proxity") - Proxity owned 100% of the stock of On Alert Systems, Inc. at December 31, 2003. On Alert purchased the GDS and Traptec licenses from Proxity at Proxity's cost. As of June 30, 2005, the Company had Notes payable to Proxity of $350,000 (dated August 12, 2005) and accounts payable of $42,013.

On Alert Systems - On Alert was incorporated on March 17, 2003 in Nevada and acquired a control position in E-City in May of 2003 and in Cyber Aerospace in March 2004. On Alert was merged with and into Cyber Defense on September 1, 2004.

E-City Software - On May 23, 2003, the Company paid $40,000 for 35,000,000 shares of common stock of E-city Software, Inc., representing 77.6% of the total shares outstanding. On September 1, 2004, the Company issued 333,562 shares of Cyber Defense Common Stock Class A for the remaining shares of E-City. E-City Software, Inc. was a public company which was incorporated in Nevada on May 12, 2000. The Company acquired E-City for its status as a public entity.

Cyber Aerospace - Prior to the three month period ended June 30, 2005, Cyber Aerospace ("Aerospace") had previously been consolidated with the Company as it was a 93.8% owned subsidiary. All transactions and account balances between the Company and Aerospace were eliminated during consolidation. On March 31, 2005, the Company purchased the minority interest so that Aerospace became a wholly owned subsidiary and was then merged with and into the Company (see Note 3).

Cherokee Raiders - Cherokee's general partner is William C. Robinson. Cherokee and Mr. Robinson also own control positions with proxies in Proxity. As of December 31, 2004, the Company had a note payable to Cherokee of $927,768. As of June 30, 2005, the Company had a note payable to Cherokee (dated August 12,
2005) in the amount of $1,029,739.

William C. Robinson - Mr. Robinson has ownership in Proxity and Cherokee Raiders. He is also the CEO of the Company. As of June 30, 2005, the Company had a Note payable to Mr. Robinson in the amount of $124,957.

NOTE 3 - ACQUISITION OF MINORITY INTEREST IN SUBSIDIARY

On March 31, 2005, the Company acquired the 6.19% minority interest in its majority owned subsidiary, Aerospace, and merged Aerospace into Cyber Defense. The merger was accounted for by the purchase method of accounting and was completed in order to consolidate operations into one company, with one name, and one group of shareholders, as well as to avoid what had become unnecessary bookkeeping expenses associated with maintaining Aerospace as a separate entity. For each share of Aerospace, the beneficial owner received one share of Cyber Defense. As a result, 1,650,000 shares of class A common stock were issued for the 6.19% ownership, along with 150,000 shares of class B common stock.

Aerospace had been a majority owned subsidiary of On Alert from the date of its inception in March 2004 through September 1, 2004 at which time it became a majority owned subsidiary of Cyber Defense pursuant to the Domicile merger between Cyber Defense, On Alert and E-City.

                           CYBER DEFENSE SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The purchase price for the acquisition of the Cyber Aerospace minority interest was $4,603,650, comprised of 1,650,000 shares of common stock valued at $2.79 per share. The share price was determined by the average price for shares sold in the market for the months of February and March discounted at 10% for a block sale. A nominal value was given to the 150,000 Class B shares issued.

The purchase price was accounted for in accordance with FAS 141, "Business Combinations". Subsequent to the acquisition and merger, the goodwill was impaired. Cyber allocated all but $24,593 of the purchase price, to goodwill. As a result of the losses incurred through March 31, 2005, the minority interest had been eliminated. There were no net assets attributable to the minority shareholders. All shares of Class A common stock and Class B common stock that comprised the purchase price were treated as if they were issued at March 31, 2005.

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
--------------------------------------------------------------------------------

Note 4 - Acquisition of Sales Resource Consultants, Inc.


On May 4, 2005, the Company acquired 100% of the stock of Sales Resources Consultants, Inc. ("SRC") for a purchase price of $56,000 in cash. The assets of SRC consist of commission receivables of approximately $56,000 net of reserves and are included in accounts receivable.

NOTE 5 - INTANGIBLE ASSETS

During 2004, the Company purchased exclusive marketing rights from Techsphere Systems International ("TSI"). These rights were recorded at their cost of $500,000 because TSI is a non-related party. These marketing rights are being amortized over six years, which is the life of the contract and the monthly amortization expense is $6,944. In addition, the Company also purchased designs and plans for unmanned air vehicles (UAVs) which have a useful life of 3 years. The cost was $100,000 and the monthly amortization is $2,777. Total amortization expense of the intangible assets was $58,326 for the six months ended June 30, 2005.

                           CYBER DEFENSE SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 6 - NOTE PAYABLE - QUEBEC

On August 23, 2004, the Company and Quebec, Inc., ("Quebec") a Canadian corporation, executed a Secured Commercial Promissory Note pursuant to the terms of which the Company borrowed $242,216 from Quebec. Prepaid interest of $9,316 for 61 days was withheld from the initial funding and thereafter interest accrued at an annual rate of 24%. The Note was secured by securities owned by Mr. Robinson, the company's Chief Executive Officer, and was to be further secured by equipment purchased by the Company which was the subject Equipment upon which deposits were paid from a portion of the loan proceeds. Prepayment was required from any equity or loan funds raised by the Company and full payment of all remaining principle and accrued interest was due February 18, 2005. Payment terms were amended on February 8, 2005 to provide for payment of one half the principal and all accrued interest through March 10, 2005, as well as transaction costs and extension fees, through the sale of a portion of the securities owned by Mr. Robinson. All funds paid to the lender from such securities sales constitute a loan by Mr. Robinson to the Company. If the Company did not raise equity or loan funds sufficient to repay the remaining balance due within the 45 day period immediately following the payment of the first half of the loan, then the remainder of the loan was to be repaid, with interest, from continued sales of securities pledged by Mr. Robinson, which payments would constitute additional loans by Mr. Robinson to the Company. Costs incurred in connection with the loan were capitalized and are being amortized over the life of the loan. For the six month period ended June 30, 2005, amortization expense of the loan costs was $9,072.

On April 11, 2005, the Company and Quebec executed another amendment to the payment terms whereby an extension fee of $25,000 was paid and Quebec agreed to obtain payment of a portion of the loan by selling, at the earliest time available to it, and by any legal means available, sufficient shares of the collateral to re-pay $116,450 of principal and $28,997 for interest through May 10, 2005. During the three months ended June 30, 2005, sales of the securities pledged by Mr. Robinson paid down $78,996 of loan principal as well as fees, other related charges and interest of $51,046. Subsequent to June 30, 2005, further sales of securities pledged by Mr. Robinson were used to pay all remaining balances of principal and accrued interest in full.

                           CYBER DEFENSE SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 7 - NOTES PAYABLE

                                                                                      June 30,      December 31,
                                                                                        2005             2004
                                                                                     ----------     -------------
Current - Related Parties

Note payable - Joe Theisman - interest accrues at 18%
     per annum, due April 30 through September 30, 2005,
     in equal monthly installments, unsecured. This note
     was converted to common stock on March 31, 2005 .........................       $       --       $  110,000

Note payable - Cherokee Raiders - interest accrues at 12%
     per annum, due on demand and is unsecured ...............................               --           58,993

Note payable - Cherokee Raiders - interest accrues at 12%
     per annum, due November 30, 2005 and is unsecured .......................               --          868,775

Note payable - Jim Alman - interest accrues at 8% per
     annum, due December 5, 2005 .............................................          100,000          100,000

Note payable - Billy Robinson - interest accrues at 12%
     per annum, due on demand and is unsecured (see Note 2) ..................          124,957               --
                                                                                     ----------       ----------
                                                                                     $  224,957       $1,137,768
                                                                                     ----------       ----------

Current - Other

Note payable - 21st Century Airship, Inc. - interest accrues
     at 12% per annum and the Note is due on August 24, 2005 .................       $  250,000
                                                                                     ----------

Long-term - Related Parties

Notes payable - Proxity Inc. - bearing interest at
     12% per annum and due July 1, 2008 ......................................       $  350,000               --

Notes payable - Cherokee Raiders - bearing interest
     at 12% per annum and due July 1, 2008 ...................................        1,029,739               --
                                                                                     ----------       ----------
                                                                                     $1,379,739       $       --
                                                                                     ----------       ----------
Long-term - Other

Notes payable - AJW Partners, LLP and affiliates,
     callable secured convertible notes bearing interest
     at 8% per annum, $1,500,000 due April 4, 2008 and
     $1,300,000 due May 25, 2008; less discount of $2,195,727 ................       $  604,273       $       --
                                                                                     ----------       ----------
                                                                                     $  604,273       $       --
                                                                                     ----------       ----------

The Notes payable to Cherokee and Proxity have acceleration provisions that provide for prepayments of principal if certain minimum amounts of financing are obtained ($3,000,000), and 73,553 and 25,000 shares of Company common stock are to be issued to Cherokee and Proxity respectively as additional consideration for the maturity date extensions. (See Note 12)

Subsequent to June 30, 2005, Mr. Robinson loaned additional monies to the Company by paying in full all remaining principal, interest and fees of $161,555 that was due to Quebec and as a result, his Notes was amended on August 22, 2005 to reflect a total due to him of $286,512. As additional consideration, the Company also agreed to issue stock equal in value to 10% of the outstanding balance of his Note with 20,465 shares of its Class A common stock (see Note
12).

The Note payable to 21st Century is in payment of the balance of the license fee for Techsphere. The Company loaned Techsphere $1,000,000 which was paid to 21st Century and the total license fee was $1,250,000. The Company is negotiating an extension of the maturity date.

                           CYBER DEFENSE SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 8 - STOCKHOLDERS' DEFICIT

Common Stock - At June 30, 2005, the Company had 28,168,952 shares of Class A Common Stock, 300,000 shares of Class B Common Stock, and 2 shares of Class C Common Stock issued and outstanding with 200,000,000 shares of each of Class A, B and C authorized with a par value of $0.001. In addition, the Company had 100,000,000 shares of Class A Preferred Stock authorized, par value $0.001, with no shares issued and outstanding. The Company had $9,550,516 in additional paid in capital and an accumulated deficit of $7,595,657 of which $4,577,069 represented a charge at March 31, 2005 for impairment of goodwill that arose from the acquisition of the remaining minority interest in Cyber Aerospace. Class B Common Stock allows for 1000 votes per share. Class C Common Stock allows for one vote per share and entitles the holder to receive the net assets of the Company upon dissolution. At December 31, 2004, the Company had 25,921,562 shares of Class A Common Stock, 150,000 shares of Class B Common Stock issued and outstanding and 2 shares of Class C common stock issued and outstanding with 200,000,000 shares of each of Class A, Class B and Class C Common Stock authorized, par value $.001.

NOTE 9 - INCOME TAXES

The Company has paid no federal or state income taxes since its incorporation. As of June 30, 2005 and December 31, 2004, the Company had net operating loss carry forwards for federal income tax reporting purposes of approximately $7,600,000 and $875,000 respectively, which if unused, will expire through 2025. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

NOTE 10 - Working Capital Financings

On February 16, 2005 the Company and Commerce Funding Corporation ("CFC") executed a Working Capital Financing Proposal relative to a potential secured financing of up to $3,000,000 for a two year term. All borrowings under this potential financing would be collateralized by a first security UCC-1 filing on all assets related to accounts receivable and a Cross Corporate Guaranty by Proxity, Inc., the Company's major shareholder and parent. In addition, CFC requires a Limited Guaranty of certain provisions in the loan agreement by the Company's Chief Executive Officer. The interest rate on borrowings would be Prime, as quoted in the Wall Street Journal, plus 1/2 % and there will be a one time facility fee of 1% of the total credit line payable out of the first funding. In addition, all borrowings are subject to eligibility as defined and determined by CFC and the advance rate on eligible receivables, as defined, is 90% for direct Government accounts and 80% for Commercial Accounts. Closing of this transaction is subject to acceptable documentation, due diligence by CFC and other terms which are to be negotiated amongst the parties.

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

                           CYBER DEFENSE SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

On April 1, 2005, the Company entered into a Securities Purchase Agreement, dated as of April 1, 2005, by and among the Company, and AJW Partners, LLC ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners ("Qualified") and New Millenium Capital Partners, II, LLC ("Millenium"). Partners, Offshore, Qualified and Millenium are collectively referred to as the "Purchasers". We authorized the sale to the Purchasers of Secured Convertible Term Notes in the aggregate principal amount of $4,000,000. The $4.0 million was to be funded in three traunches ($1.5 million on April 4, 2005, $1.3 million upon filing the Registration Statement and $1.2 million upon effectiveness of the Registration Statement). The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Notes bear interest at 8% per annum, unless the common stock of the Company is greater than $4.25 per share for each trading day of a month, in which event no interest is payable during such month. The notes are convertible into common stock of the Company at a 40% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. The beneficial conversion feature of such discounted conversion is being amortized over the three year life of the loan.

In connection with the offering, the Company issued an aggregate of 4,000,000 warrants to purchase common stock at a price of $4.25 per share. The warrants are exercisable for a period of five years. The conversion of the notes are subject to an effective Registration Statement. The Company has the right to redeem the notes under certain circumstances and the notes are secured by all of the Company's assets, except for its accounts receivable and proceeds of inventory. The proceeds of the offering will be used to repay certain indebtedness and for working capital. The Company received gross proceeds of $2.8 million during the three months ended June 30, 2005 and $1.2 million of gross proceeds on July 29, 2005.

The Company has allocated the proceeds from the first issuance of the Secured Convertible Term Notes and warrants, based on their relative fair values on the date of issuance which are as follows: $1,500,000 to the Secured Convertible Term Notes and $5,182,500 to the warrants. The warrants were valued using the Black Scholes Pricing model using the following assumptions: volatility of 187%, risk-free interest rate of 3.90% and a term of five years. The allocation of the net proceeds resulted in $184,625 being allocated to the Secured Convertible Term Notes and $637,880 being allocated to the warrants. The Company recognized a beneficial conversion discount of $336,700 on the date of issuance equal to the value allocated to the Secured Convertible Term Notes (before offering costs). The actual amount of the beneficial conversion was $2,432,305, but the discount is limited to the amount of gross proceeds allocated to the Secured Convertible Term Notes.

The Company has allocated the proceeds from the second issuance of the Secured Convertible Term Notes and warrants, based on their relative fair values on the date of issuance which are as follows: $1,300,000 to the Secured Convertible Term Notes and $3,460,990 to the warrants. The warrants were valued using the Black Scholes Pricing model using the following assumptions: volatility of 197%, risk-free interest rate of 3.68% and a term of five years. The allocation of the net proceeds resulted in $222,920 being allocated to the Secured Convertible Term Notes and $593,481 being allocated to the warrants. The Company recognized a beneficial conversion discount of $354,968 on the date of issuance equal to the value allocated to the Secured Convertible Term Notes (before offering costs). The actual amount of the beneficial conversion was $868,150, but the discount is limited to the amount of gross proceeds allocated to the Secured Convertible Term Notes.

                           CYBER DEFENSE SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Affiliated Business Services, Inc. earned a finders fee of $ 200,000 in cash of which $107,500 was been paid as of June 30, 2005 and $92,500 was paid on August 9, 2005; and 61,538 shares of Class A common stock, valued at $200,000, for introducing the Company to the lending group. The total fee of $400,000 is being amortized over the three year life of the loan.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

                           CYBER DEFENSE SYSTEMS INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The Company has an exclusive agreement with Traptec Corporation to represent Traptec Corporation as a marketing representative. The parties have agreed to divide equally the before tax net profits generated from any such sales as generated under the agreement. However, the parties have agreed that if their efforts have not generated over $200,000 in net sales profits, to be divided equally, by the end of the 2005, the total license fee for that year shall be at least $100,000 to Traptec Corporation. As of June 30, 2005, no sales have been made in connection with this license.

On April 13, 2005, Proxity, our majority shareholder, announced its intention to grant a dividend of shares of our common stock, owned by Proxity, to its holders of record. For each 500 shares of Proxity common stock held by a Proxity shareholder on the record date, Proxity will grant a dividend of one share of common stock of Cyber Defense. Proxity intends to distribute a total of approximately 560,000 shares of Cyber Defense to its holders. We have agreed to register such shares under the Securities Act of 1933, as amended. Mr. Robinson, our CEO owns approximately 33% of the outstanding shares of capital stock of Proxity.

NOTE 12 - SUBSEQUENT EVENTS

On July 29, 2005 the Securities and Exchange Commission declared our Registration Statement on Form SB-2 effective. As a result, AJW Partners, LLP and affiliated purchasers released the third traunche of funding in the amount of $1,200,000.

On August 10, 2005, AJW Partners, LLP and affiliates converted $500,000 of Secured Convertible Notes for 500,000 Shares of common stock of the Company pursuant to terms of the Securities Purchase Agreement.

On August 12, 2005 Cherokee and Proxity agreed to extend the maturity date of their loans to the Company to July 31, 2008. The new Notes provide for prepayment in the event of certain amounts of capital or financing being obtained. As additional consideration for extending the due date of the loans, the Company will issue shares of its' Class A common stock to Cherokee and Proxity equal in value to 10% of the amounts due. The bid price on August 12, 2005 was $1.40 per share resulting in 73,553 shares to be issued to Cherokee and 25,000 shares to be issued to Proxity. In addition, on August 12, 2005, the Note payable to Mr. Robinson was amended to $286,512 to reflect additional monies that he had loaned to the Company by paying the balance of all principal and interest due to Quebec. As additional consideration, the Company agreed to issue to Mr. Robinson 20,465 shares of Class A common stock representing 10% of the loan amount due at August 12, 2005.

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

                              RESULTS OF OPERATIONS

The Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

     General and administrative expenses totaled $765,508 for the three months ended June 30, 2005 as compared to $355,703 for the three months ended June 30, 2004, a net increase of $409,805. The increase is primarily due to increased payroll, specialized consulting and legal fees and a general increase in overhead.

     Other income and expense for the three months ended June 30, 2005 consists of interest expense of $282,253, of which $134,847 represented amortization of deferred loan origination costs, and interest income of $10,241. Other income and expense for the three months ended June 30, 2004 was comprised of interest expense of $16,898.

The Six Months  Ended June 30, 2005  Compared to the Six Months Ended
June 30, 2004

     General and administrative expenses totaled $1,327,135 for the six months ended June 30, 2005 as compared to $469,442 for the six months ended June 30, 2004, a net increase of $857,693. The increase is primarily due to increased payroll, specialized consulting and legal fees and amortization of loan origination costs of $51,061 as well as the inclusion of the general and administrative expenses of Cyber Aerospace for the full six months in 2005 whereas in the 2004 period such expenses were only from March 15, 2004 (the date of inception) through June 30, 2004.

     Other income and expense for the six months ended June 30, 2005 consists of interest income of $10,241, interest expense of $834,704 which includes interest on Notes and debt of $147,406 and $552,451 representing the beneficial conversion feature of certain debt conversions that has been accounted for as additional interest, and $134,847 of loan discount amortization resulting from a beneficial conversion feature related to the conversion to stock discount to market of 40% and the value of warrants that were issued in the transaction. Such amount has been accounted for as interest expense. Other income and expense for the six months ended June 30, 2004 was comprised of interest expense of $22,293 and the write off of the value of certain computer equipment of $12,205.

  LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary needs for liquidity and capital resources are the funding of salaries and other administrative expenses related to the management of the Company as well as for payment of the cost of products sold and inventory.

     The Company's cash and cash equivalents of $164,230 as of June 30, 2005 is not sufficient to support current levels of operations for the next twelve months and it is therefore necessary for the Company to seek additional financing. Such financing has been obtained as discussed below and in Notes 10 and 12.

     The Company has entered into agreements with Equipment Depot, Inc., of Deerfield Beach, Florida, to acquire approximately $5,000,000, fair market value, as appraised, of aerospace R & D and production equipment to further the fulfillment of the companies' anticipated contracts and purchase orders. The transactions are expected to close upon the completion of the financing institution's due diligence and legal review. The Company is paying approximately $3.0 million, in a combination of cash and the exchange of newly issued common stock of the Company, valued at $2.50 per share for the purposes of these transactions, in order to complete the purchase.

     On February 16, 2005 the Company and CFC executed a Working Capital Financing Proposal relative to a potential secured financing of up to $3,000,000 for a two year term. All borrowings under this potential financing would be collateralized by a first security UCC-1 filing on all assets related to accounts receivable and a Cross Corporate Guaranty by Proxity, Inc., the Company's major shareholder and parent. In addition, CFC requires a Limited Guaranty of certain provisions in the loan agreement by the Company's Chief Executive Officer. The interest rate on borrowings would be Prime, as quoted in the Wall Street Journal, plus 1/2 % and there will be a one time facility fee of 1% of the total credit line payable out of the first funding. In addition, all borrowings are subject to eligibility of accounts receivable as defined and determined by CFC and the advance rate on eligible receivables, as defined, is 90% for direct Government accounts and 80% for Commercial Accounts. Closing of this transaction is subject to acceptable documentation, due diligence by CFC and other terms which are to be negotiated amongst the parties.

     On February 18, 2005, the Company and Bedlington executed a Convertible Promissory Note (the "Bedlington Note") for the principal amount of $250,000 which amount was advanced to the Company on February 25, 2005. Interest was to accrue on the Bedlington Note at the rate of 18% per annum and repayment terms required six equal monthly payments commencing April 30, 2005 with the last payment on September 30, 2005 to include all accrued interest. Bedlington had the right to convert the outstanding amount of the Bedlington Note into Class A common shares of the Company at any time upon five days notice and such conversion would be calculated at 50% of the average closing price of the Class A common shares for the 30 days preceding the date of conversion. In addition, the Company had the right to pay any amounts due under the Bedlington Note at any time with shares of its Class A common stock pursuant to the same formula by notifying Bedlington of its intent to do so and requesting a Notice of Conversion from Bedlington. On February 22, 2005, the Company notified Bedlington of its intention to make payment in full with common shares and Bedlington submitted a Notice of Conversion to the Company. As a result, the Company issued 217,391 shares of its Class A common stock pursuant to the calculation described above.

     On April 1, 2005, the Company entered into a Securities Purchase Agreement, by and among the Company, and AJW Partners, LLC ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners ("Qualified") and New Millenium Capital Partners, II, LLC ("Millenium"). Partners, Offshore, Qualified and Millenium are collectively referred to as the "Purchasers". We authorized the sale to the Purchasers of Secured Convertible Term Notes in the aggregate principal amount of $4,000,000. The $4.0 million of gross proceeds was funded in three traunches; $1.5 million on April 4, 2005, $1.3 million upon filing the Registration Statement on May 18, 2005 and $1.2 million upon effectiveness of the Registration Statement on July 29, 2005. The offering was made pursuant to
Section 4(2) of the Securities Act of 1933, as amended. The Notes bear interest at 8% per annum, unless the common stock of the Company is greater than $4.25 per share for each trading day of a month, in which event no interest is payable during such month.

     The notes are convertible into common stock of the Company at a 40% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. On August 10, 2005, AJW Partners, LLP and affiliates converted $500,000 of Secured Convertible Notes for 500,000 Shares of Company common stock pursuant to terms of the Securities Purchase Agreement.

     In connection with the offering, the Company issued an aggregate of 4,000,000 warrants to purchase common stock at a price of $4.25 per share. The warrants are exercisable for a period of five years. The conversion of the notes are subject to an effective Registration Statement and on July 29, 2005 the Company's Registration Statement on Form SB-2 was declared effective. The Company has the right to redeem the notes under certain circumstances and the notes are secured by all of the Company's assets, except for its accounts receivable and proceeds of inventory. The proceeds of the offering have been used to repay certain indebtedness and for working capital.

      With the funds received from the above described financing and the financing available from CFC, we believe that the Company is in a position to fund the anticipated level of operations for at least one year.

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

     Recent Accounting Pronouncements

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in contracts entered into or modified after June 30, 2003.

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

     In May 2003, the FASB issued Statement of Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have an impact our Company's financial statements.

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


PART II   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

During the quarter the Company issued 149,538 shares of its class A common stock comprising 61,538 shares valued at $200,000 issued as partial payment of the finders fee relative to the transaction with AJW Partners, LLP and affiliates and 88,000 shares issued pursuant to the exercise of an option by an investor.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   a) EXHIBITS

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

   b) REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K on April 1, 2005 regarding the acquisition of the 6.19% minority interest in Cyber Aerospace Corporation.

     The Company filed a Current Report on Form 8-K on April 6, 2005 relative to the sale of Secured Convertible Term Notes in the aggregate amount of $4,000,000 to AJW Partners, LLP and other affiliated purchasers.

     The Company filed a Current Report on Form 8-K on April 25, 2005 regarding a Joint Venture arrangement between the Company and TSI to purchase and then lease certain Airships.

     The Company filed a Current Report on Form 8-K on May 25, 2005 regarding the execution of an option to merge with TSI, a secured loan to TSI and a license fee arrangement with 21st Century Airships, Inc.

     The Company filed a Current Report on Form 8-K on June 6, 2005 regarding an additional secured loan to TSI and the execution of a Promissory Note to 21st Century Airships, Inc. in payment of license fees on behalf of TSI and the Company.




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     CYBER DEFENSE SYSTEMS, INC.


     August 22, 2005


                      By:   /s/ William C. Robinson
                            -------------------
                            William C. Robinson
                            Chief Executive Officer and Chairman

                      By:   /s/ David M. Barnes
                            -------------------
                            David M. Barnes
                            Chief Financial Officer