Form 10QSB
period 2005-09-30
CYBER DEFENSE SYSTEMS INC
filed 2005-12-05
CIK 1118480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                   FORM 10-QSB

                For the Quarterly Period Ended September 30, 2005

                        Commission File Number: 333-46424

                          CYBER DEFENSE SYSTEMS, INC.

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

Indicate by check mark whether the registrant is an accelerated Filer (as defined in Rule 12-b-2 of the Exchange Act). YES [_] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.



       Title of Class                    Number of Shares Outstanding
-----------------------------           -----------------------------
Class A Common Stock
(par value $0.001 per share)          58,617,226 as of November 30, 2005
Class B Common Stock
(Par Value $0.001 per share)             545,455 as of November 30, 2005
Class C Common Stock
Par value $0.001 per share)                    2 as of November 30, 2005

                                      INDEX

                                                                      Page
                                                                     Number

     PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of
   September 30, 2005 (unaudited) and December 31, 2004.............   1
Consolidated Statements of Operations for the
   Three Months Ended September 30, 2005 and 2004 (unaudited).......   2
Consolidated Statements of Operations for the
   Nine Months Ended September 30, 2005 and 2004 (unaudited)........   3
Consolidated Statements of Cash Flows for the
   Nine Months Ended September 30, 2005 and 2004 (unaudited)........  4-5
Notes to the Consolidated Financial Statements (unaudited)..........  6-17

Item 2. Management's Discussion and Analysis of
             Financial Condition or Plan of Operations.............   17

Item 3. Controls and procedures....................................   21


     PART II. OTHER INFORMATION

Item 1. Legal Proceedings ..........................................  21

Item 2. Changes in Securities.......................................  21

Item 3. Defaults Upon Senior Securities.............................  21

Item 4. Submission of Matters to a Vote of Security Holders.........  21

Item 5. Other Information ..........................................  21

Item 6. Exhibits and Reports on Form 8-K............................ 21-22

Signatures..........................................................  22

               CYBER DEFENSE SYSTEMS, INC.


                           CONSOLIDATED BALANCE SHEETS

                                                               September 30,2005   December 31, 2004
                                                                  ------------       -------------
                                                                   (Unaudited)
                                        ASSETS
CURRENT ASSETS:
Cash and cash equivalents .................................       $    62,628        $   206,270
Accounts receivable .......................................           366,235            747,155
Inventory .................................................         1,103,335                 --
Prepaid expenses ..........................................            51,080                 --
Prepaid interest ..........................................           125,034                 --
                                                                  -----------        -----------
TOTAL CURRENT ASSETS ......................................         1,708,312            953,425

OTHER ASSETS
Restricted cash ...........................................            20,000                 --
Intangible assets, net of accumulated amortization
   of $181,246 and $99,291 respectively ...................           418,754            506,252
Property and equipment, net of accumulated
   depreciation of $4,153 and $29,513 respectively .......             75,932              5,603
Deposits and costs of equipment ...........................           150,976            150,976
Deposits on airships ......................................                --          1,175,000

Exclusive manufacturing license - 21st Century airships,
  less accumulated amortization of $341,670................        10,939,225
Deferred loan origination costs, net of accumulated
  amortization of $122,276 and $15,292 respectively .......         1,411,640             12,849
Security deposits .........................................             7,371              7,156
                                                                  -----------        -----------
TOTAL ASSETS ..............................................       $14,732,210        $ 2,811,261
                                                                  ===========        ===========
                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities ..................       $ 1,498,778        $ 1,319,772
Accounts payable related parties ..........................            47,420            468,176
Assumed debt of subsidiary ................................                --             33,337
Accrued interest...........................................           502,350
Note payable - 21st Century Airships ......................           144,844                 --
Notes payable - related parties ...........................                --          1,137,768
Note payable - Quebec, Inc. ...............................                --            242,216
Deferred salaries..........................................           238,881
Deferred Revenue...........................................           829,861
Notes payable..............................................         1,300,000
                                                                  -----------        -----------
     TOTAL CURRENT LIABILITIES ............................         4,562,134          3,201,269

LONG TERM LIABILITIES
Notes payable AJW Group - net of discount of $2,617,306 ...           820,394                 --
Notes payable - related parties ...........................         1,105,186                 --
                                                                  -----------        -----------
     Total liabilities ....................................         6,487,714          3,201,269
                                                                  -----------        -----------
Minority interest in Cyber Aerospace, Corp. (6.2%) ........                               26,581

Commitments and contingencies .............................                --                 --

 SHAREHOLDERS' EQUITY (DEFICIT):

Class A Preferred stock, $0.001 par value; 100,000,000
   Shares authorized; none issued and outstanding .........                --                 --
Common stock:
Class A, $0.001 par value; 200,000,000 shares
authorized; 56,204,893 and 25,921,562 shares issued
and outstanding respectively ..............................            56,205             25,921
Class B, $0.001 par value; 200,000,000 shares authorized;
545,455 and 150,000 shares issued and outstanding
respectively ..............................................               545                150
Class C, $0.001 par value; 200,000,000 shares authorized;
2 shares issued and outstanding ...........................                --                 --
Additional paid-in capital ................................        17,792,773            461,762
Accumulated other comprehensive loss ......................            (7,064)            (7,064)
Accumulated deficit .......................................        (9,597,963)          (897,358)
                                                                  -----------        -----------
Total shareholders' equity (deficit) ......................         8,244,496           (416,589)
                                                                  -----------        -----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT).....       $14,732,210        $ 2,811,261
                                                                  ===========        ===========


The accompanying notes are an integral part of these consolidated financial statements

                           CYBER DEFENSE SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                       THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                --------------------------------
                                                    2005                2004
                                                ------------        ------------
Revenues ................................       $    114,873        $        --
                                                ------------        -----------
Expenses
Cost of Sales ...........................             88,032                 --
General and administrative ..............          1,019,810            195,877
                                                ------------        -----------
Total expenses ..........................          1,107,842            195,877
                                                ------------        -----------

Loss from Operations ....................           (992,969)          (195,877)

Other Income (Expense)
Other income.............................             32,845
Interest income .........................             10,386              3,030
Interest expense ........................         (1,052,574)            (3,976)
                                                ------------        -----------
Other Income (Expense), net .............         (1,009,343)              (946)
                                                ------------        -----------

Net Loss Before Income
 Tax and Minority Interest ..............         (2,002,312)          (196,823)
                                                ------------        -----------

Provision for income tax ................                 --                 --
Minority interest .......................                 --              5,865
                                                ------------        -----------
Net loss.................................         (2,002,312)          (190,958)
Basic and diluted loss per share.........       $      (0.06)       $     (0.01)
                                                ============        ===========
Weighted average number of Class A
 common shares outstanding ..............         31,217,286         21,181,222
                                                ============        ===========


The accompanying notes are an integral part of these consolidated financial statements

                           CYBER DEFENSE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                 ------------------------------
                                                    2005               2004
                                                 ------------       -----------
Service Revenues ......................          $   180,638        $   315,000
Airship sales..........................                   --          2,700,000
                                                 ------------       -----------
                                                     180,638          3,015,000
Expenses
Cost of Sales ...........................            123,423          2,200,000

General and administrative expenses .....          2,346,945            929,577
                                                ------------       ------------
Total expenses ..........................          2,470,368          3,129,577
                                                ------------       ------------

Loss from Operations ....................         (2,289,730)          (114,577)

Other Income (Expense)
Other Income.............................             32,845
Interest income .........................             20,627              8,581
Interest expense ........................         (1,887,278)           (22,269)
Write off of computer equipment .........                 --            (12,205)
Impairment of goodwill ..................         (4,577,069)                --
                                                ------------       ------------
Other Income (Expense), net .............         (6,410,875)           (25,893)
                                                ------------       ------------
Net Loss Before Income
Tax and Minority Interest ...............         (8,700,605)          (140,470)
                                                ------------       ------------
Provision for income tax ................                 --                 --
Minority interest........................                 --            (12,791)

Net loss.................................       $ (8,700,605)       $  (153,261)
                                                ------------        -----------

Basic and diluted loss per share.........       $      (0.31)      $     (0.01)
                                                ============       ============
Weighted average number of Class A
 common shares outstanding ..............         28,432,121         19,560,407
                                                ============       ============



The accompanying notes are an integral part of these consolidated financial statements

                           CYBER DEFENSE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                        ------------------------------
                                                            2005              2004
                                                        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss .....................................       $(8,700,605)       $  (153,261)
   Adjustments to reconcile net (loss) income
   To net cash from operating activities:
     Minority interest ..........................                --             12,791
     Interest expense from amortization of
         loan discount ..........................         1,448,297                 --
     Impairment of goodwill .....................         4,577,069                 --
     Issuance of stock for services .............           338,750                 --
     Options issued to employees.................            10,800                 --
     Cash received in acquisition of Techsphere..            25,010                 --
     Depreciation and amortization ..............           200,954             87,311
     Write-off of intangible assets .............             5,543                 --
     Write-off of property and equipment ........                --             12,205
     Loss on currency adjustment ................                --               (524)
     Gain on sale of airship.....................                --           (500,000)
   Changes in assets and liabilities
    Prepaid expenses ............................           (45,673)            (6,211)
    Prepaid interest.............................          (125,034)
    Restricted cash..............................           (20,000)           (36,422)
    Accounts receivable .........................           618,698                 --
    Inventory ...................................        (1,021,814)                --
    Security deposits ...........................              (215)                --
    Accounts payable and accrued liabilities ....          (410,272)           295,022
    Accounts payable - related party ............           (76,163)                --
    Deferred salaries............................            18,854                 --
    Deferred revenue.............................            (4,861)                --
                                                        -----------        -----------
NET CASH FROM OPERATING ACTIVITIES ..............        (3,160,662)          (252,667)
                                                        -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Deposits and costs of equipment...............                --           (142,338)
   Increase in investment on E-City..............                --            (51,300)
   Loan to Techsphere ...........................        (1,074,362)                --
   Change in related party receivables/payables..                --             65,225
   Purchases of equipment........................           (12,000)                --
                                                        -----------        -----------
NET CASH FROM INVESTING ACTIVITIES ..............        (1,086,362)          (164,805)
                                                        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable ...................                --            332,216
  Gross Proceeds from sale of secured convertible
      Notes payable .............................         4,000,000                 --
  Proceeds from notes payable, related parties ..           288,471            400,059
  Issuance of common stock ......................           255,209              5,218
  Payments of loan costs ........................          (248,065)           (14,141)
  Principal payments on notes payable
    related parties .............................           (53,740)           (20,800)
  Principal payments on notes payable............          (105,156)           (90,000)
  Payments on debt assumed from subsidiary ......           (33,337)           (57,635)
                                                        -----------        -----------
NET CASH FROM FINANCING ACTIVITIES ..............         4,103,382            554,917
                                                        -----------        -----------
Net (decrease) increase in cash .................          (143,642)           137,445
Cash and cash equivalents, beginning ............           206,270                319
                                                        -----------        -----------
Cash and cash equivalents, ending ...............       $    62,628*       $   137,764
                                                        ===========        ===========


The accompanying notes are an integral part of these consolidated financial statements

                           CYBER DEFENSE SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)


                                                                                    NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                               ---------------------------
                                                                                  2005              2004
                                                                               ----------       ----------
Supplemental disclosure of cash flow information:

Cash paid for interest                                                         $  109,333       $    3,105
Cash paid for income taxes                                                             --               --

Supplemental disclosure of non-cash investing and financing information:
Partial payment of purchase cost of a license
  with a note payable                                                             250,000
Payment of note payable by Mr. Robinson                                           288,177               --
Conversion of notes payable into common stock                                   1,479,300               --
Issued stock for debt                                                                              400,425
Deposits on inventory purchased with debt                                                          675,000
Plans and designs purchased with debt                                                              100,000
Conversion of accounts payable - related party
  to a long-term note payable                                                     350,000               --
Issuance of warrants for discount on notes
 and loan costs                                                                 4,616,313               --
Common Stock issued for loan costs                                                200,000               --
Common Stock issued for shares of Cyber Aerospace                               4,603,650               --
Common stock issued for Techsphere                                              5,316,904               --
Retirement of fully depreciated assets                                                 --           31,091
                                                                               ----------       ----------


The accompanying notes are an integral part of these financial statements

                           CYBER DEFENSE SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Acquisitions and Mergers and Controlling Shareholders --Cyber Defense Systems, Inc. ("the Registrant" or "Cyber Defense" or "the Company") was incorporated on August 19, 2004 in Florida. E-City Software, Inc. ("E-City") was organized in Nevada on May 12, 2000. On Alert Systems, Inc. ("On Alert") was incorporated on March 17, 2003 in Nevada and acquired a control position in E-City in May of 2003 and in Cyber Aerospace Corp. ("Cyber Aerospace") in March 2004. On Alert was merged with and into Cyber Defense on September 1, 2004. On September 1, 2004 E-City was also merged with and into Cyber Defense following the On Alert merger. As a result of the aforementioned, Cyber Defense is the successor to E-City and its shares of class A common stock began trading on the Over the Counter Bulletin Board ("OTC:BB") under the symbol CYDF on September 7, 2004. Due to the nature of the mergers, the fiscal year end of the Registrant was changed to December 31 effective for Fiscal 2003 and the historical financial statements of the Registrant are those of On Alert and include results of operations for Cyber Aerospace from its date of inception in March 2004, as it was previously a subsidiary of On Alert, and also include the results of operations of E-City from its date of merger, September 1, 2004. Cyber Aerospace was merged with and into Cyber Defense effective March 31, 2005. In addition, on September 19, 2005, the Company acquired Techsphere Systems International, Inc. ("TSI") for 23,076,923 Class A common shares and 245,455 Class B common shares (see Note 4).

The major and controlling shareholders of the company are the selling shareholders of TSI; Proxity, Inc. ("Proxity"), a publicly traded company ("PRXT") and Cherokee Raiders, LP a Limited partnership, ("Cherokee") owning 39.4%, 31.1% and 16.6% of the Class A common shares of the Registrant respectively as at November 30, 2005. In addition, the selling shareholders of TSI also own 245,455 or 45.0%, of the issued and outstanding shares of Class B common stock and Cherokee owns 300,000, or 55% of such class B shares which allow for 1,000 votes per share, and Cherokee and Proxity each own one share of the two shares of Class C common stock issued and outstanding which have certain liquidation preference rights. The Chief Executive Officer of both Proxity and Cherokee is Mr. Robinson, the Chief Executive Officer of the Registrant.

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

Condensed Interim Financial Statements -- The accompanying unaudited condensed consolidated financial statements include the accounts of Cyber Defense, and its TSI wholly owned subsidiary from its date of acquisition on September 19, 2005, (collectively the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005 and such financial statements should be read in conjunction with the Company's Form 10-KSB/A for the year ended December 31, 2004 and other filings made with the Securities Exchange Commission.

                           CYBER DEFENSE SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Consolidation - The accompanying consolidated financial statements include the accounts and transactions of Cyber Defense Systems, Inc. for all periods presented and the accounts and transactions of its TSI wholly owned subsidiary from the date of its acquisition on September 19, 2005. Intercompany accounts and transactions have been eliminated in consolidation. At December 31, 2004, the minority interest of $26,581 shown on the balance sheet represents the shareholdings of stockholders of Cyber Aerospace other than Cyber Defense, of approximately 6.2% multiplied by the then cumulative net income of the Cyber Aerospace subsidiary. The acquisition of the minority interest by the Company was effective as of March 31, 2005 and such minority interest was therefore eliminated at that date (see Note 3).

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

Managements Intentions - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the nine months ended September 30, 2005, the Company recorded minimal revenue and incurred a net loss of $8,840,268, including a charge for impairment of goodwill in the amount of $4,577,069, and for the year ended December 31, 2004, the Company recorded revenues of $3,026,287, but incurred a net loss of $420,653. The lack of sufficient revenues and the loss from operations raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations (see Notes 10 and 12).

Cash and Cash Equivalents -- Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. At September 30, 2005 and December 31, 2004 the Company had $0 and $106,270 respectively, in excess of federally insured limits.

Inventory -- At September 30, 2005, inventory of $1,103,335 primarily consists of work in process on the CyberBug and CyberScout smaller Unmanned Air Vehicles ("UAV's") and the new propulsion system for the larger UAV's as well as parts and raw materials for the airships that Cyber and TSI build, sell and service.

Property and Equipment -- Property and equipment consists of computer software, leasehold improvements and an automobile. The assets are recorded at cost and depreciation is computed using the straight-line method over the their estimated useful lives. Expenditures for maintenance, repairs, and renewals are charged to expense as incurred. Expenditures for major renewals and betterments that extend the useful lives of existing equipment are capitalized and depreciated. On retirement or disposition of property and equipment, the cost and accumulated depreciation are removed and any resulting gain or loss is recognized in the statement of operations.

                           CYBER DEFENSE SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Long-lived assets are reviewed for impairment quarterly. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs of sale. Based on the evaluation at March 31, 2004, an impairment of $12,205 for a reduction in the value of certain computer equipment was recorded for the three month period then ended and based on a valuation at March 31, 2005, goodwill of $4,577,069 was impaired.

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

                           CYBER DEFENSE SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees (APB 25) and requires such transactions to be accounted for using a fair-valued-based method, with the resulting cost recognized in the Company's financial statements. This new standard is effective for annual periods beginning after June 15, 2005. The Company has awarded/granted share-based compensation during the three months ended September 30, 2005 which was accounted for under APB 25. The adoption of this standard effective January 1, 2006 is expected to have an effect on the Company's financial position or results of operations dependent upon the amount of share-based compensation that is awarded or granted.

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

In May 2005, FASB issued FASB Statement 154, "Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3" (" FAS 154"). FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods' financial statements of (1) all voluntary changes in principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005.

In June 2005, the FASB Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements." The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF No. 05-6 is not expected to have a material effect on the Company's financial position or results of operations.

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

                           CYBER DEFENSE SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - RELATED PARTY TRANSACTIONS

Proxity, Inc. ("Proxity") - Proxity owned 100% of the stock of On Alert Systems, Inc. at December 31, 2003. On Alert purchased the GDS and Traptec licenses from Proxity at Proxity's cost. As of September 30, 2005, the Company had Notes payable to Proxity of $350,000 and accounts payable of $42,013.

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

Cyber Aerospace - Prior to March 31, 2005, Cyber Aerospace ("Aerospace") had previously been consolidated with the Company as it was a 93.8% owned subsidiary. All transactions and account balances between the Company and Aerospace were eliminated during consolidation. On March 31, 2005, the Company purchased the minority interest so that Aerospace became a wholly owned subsidiary and was then merged with and into the Company (see Note 3).

Cherokee Raiders - Cherokee's general partner is William C. Robinson. Cherokee and Mr. Robinson also own control positions with proxies in Proxity. As of December 31, 2004, the Company had a note payable to Cherokee of $927,768. As of September 30, 2005, the Company had a note payable to Cherokee in the amount of $429,739 primarily due to a reduction in debt due to Cherokee pursuant to Cherokee's conversion of $600,000 of such debt into Class A common shares at the rate of $0.20 per share in September 2005.

William C. Robinson - Mr. Robinson has ownership in Proxity and Cherokee Raiders. He is also the CEO of the Company. As of September 30, 2005, the Company had a Note payable to Mr. Robinson in the amount of $282,847 which is due July 31, 2008 or upon the financing of at least $1,000,000 in gross proceeds. Subsequent to September 30, 2005 Mr. Robinson loaned an additional $81,060 to the Company which is payable on July 31, 2008 or upon a financing of a minimum of $500,000 in gross proceeds.

Frank Lively - Mr. Lively, an officer and director of Techsphere and a director of the Company, loaned the Company an aggregate of $71,515 subsequent to September 30, 2005. The interest rate on the loan is 12 % and it is due in full on December 15, 2005.

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

The purchase price was accounted for in accordance with FAS 141, "Business Combinations". Subsequent to the acquisition and merger, the goodwill was impaired. Cyber allocated all but $24,593 of the purchase price to goodwill. As a result of the losses incurred through March 31, 2005, the minority interest had been eliminated. There were no net assets attributable to the minority shareholders. All shares of Class A common stock and Class B common stock that comprised the purchase price were treated as if they were issued at March 31, 2005.

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
--------------------------------------------------------------------------------

Note 4 - Acquisition of Techsphere Systems International, Inc.

On September 19, 2005, the Company acquired 100% of the stock of Techsphere Systems International, Inc for a purchase price consisting of 23,076,923 Class A common shares and 245,455 Class B common shares valued collectively at $5,340,226. Cyber has accounted for the acquisition of Techsphere as a purchase business combination and the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Negative goodwill was not recognized in connection with the acquisition of Techsphere. Instead, the excess of the fair value of the net assets over the purchase price was allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the long-term assets. The Company has obtained an independent valuation. At September 19, 2005, the purchase price was allocated to the assets acquired and the liabilities assumed as follows:


-------------------------------------------------------------------------------
Assets Acquired
Cash                                                                  $  25,010
Accounts receivable                                                     236,028
Miscellaneous receivable                                                  1,750
Inventory                                                                81,521
Prepaid expenses                                                          5,407
Property, plant & equipment, net                                         60,344
21st Century manufacturing license, net                              10,939,225
Liabilities assumed                                                  (6,009,059)
-------------------------------------------------------------------------------
Net equity                                                           $5,340,226
-------------------------------------------------------------------------------

The following pro-forma combined condensed statements of operations present what such results of operations would have been had the acquisition of Techsphere been consummated on January 1, 2004.

                         Year ended December 31, 2004                                 Nine Months Ended September 30, 2005
                        ----------------------------                                 ------------------------------------
                    Techsphere  Cyber Defense  Adjustments    Combined      Techsphere    Cyber Defense  Adjustments    Combined
                  ------------  ------------  ------------  ------------  ------------    ------------  ------------   ------------
Revenues          $  3,118,844  $  3,026,287  $ (2,200,000) $  3,945,131  $  1,948,120    $     98,008           --    $  2,046,128

Expenses

Cost of Sales        2,036,364     2,200,000    (2,200,000)    2,036,364     1,819,207          49,004           --       1,868,211
Sales, General &
administrative       1,889,959     1,090,153            --     2,980,112       877,320       2,123,407           --       3,000,727
                  ------------  ------------  ------------  ------------  ------------    ------------  ------------   ------------

Total expenses       3,926,323     3,290,153    (2,200,000)    5,016,476     2,696,527       2,172,411                    4,868,938

Loss from
Operations            (807,479)     (263,866)                 (1,071,345)     (748,407)     (2,074,403)          --      (2,822,810)

Other income
   (expense)          (359,554)     (156,787)                   (516,341)     (250,342)     (6,099,443)                  (6,349,785)

Net loss          $ (1,167,033) $   (420,653)               $ (1,587,686) $   (998,749)   $ (8,173,846)          --    $ (9,172,595)
                  ------------  ------------                ------------

Loss per share:
Basic and diluted                                           $      (0.04)                                              $      (0.20)
                                                            ------------                                               ------------

Weighted average
 shares outstanding                                            44,202,099                                                 50,568,874


NOTE 5 - INTANGIBLE ASSETS

During 2004, the Company purchased exclusive marketing rights from TSI. These rights were recorded at their cost of $500,000 because TSI was then a non-related party. These marketing rights are being amortized over six years, which is the life of the contract and the monthly amortization expense is $6,944. In addition, the Company also purchased designs and plans for unmanned air vehicles (UAVs) which have a useful life of 3 years. The cost was $100,000 and the monthly amortization is $2,777. Total amortization expense of the intangible assets was $87,498 for the nine months ended September 30, 2005.

                           CYBER DEFENSE SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 6 - NOTE PAYABLE - QUEBEC

On August 23, 2004, the Company and Quebec, Inc., ("Quebec") a Canadian corporation, executed a Secured Commercial Promissory Note pursuant to the terms of which the Company borrowed $242,216 from Quebec. Prepaid interest of $9,316 for 61 days was withheld from the initial funding and thereafter interest accrued at an annual rate of 24%. The Note was secured by securities owned by Mr. Robinson, the company's Chief Executive Officer, and was to be further secured by equipment purchased by the Company which was the subject Equipment upon which deposits were paid from a portion of the loan proceeds. Prepayment was required from any equity or loan funds raised by the Company and full payment of all remaining principle and accrued interest was due February 18, 2005. Payment terms were amended on February 8, 2005 to provide for payment of one half the principal and all accrued interest through March 10, 2005, as well as transaction costs and extension fees, through the sale of a portion of the securities owned by Mr. Robinson. All funds paid to the lender from such securities sales constitute a loan by Mr. Robinson to the Company. If the Company did not raise equity or loan funds sufficient to repay the remaining balance due within the 45 day period immediately following the payment of the first half of the loan, then the remainder of the loan was to be repaid, with interest, from continued sales of securities pledged by Mr. Robinson, which payments would constitute additional loans by Mr. Robinson to the Company. Costs incurred in connection with the loan were capitalized and are being amortized over the life of the loan. For the nine month period ended September 30, 2005, amortization expense of the loan costs was $9,072.

On April 11, 2005, the Company and Quebec executed another amendment to the payment terms whereby an extension fee of $25,000 was paid and Quebec agreed to obtain payment of a portion of the loan by selling, at the earliest time available to it, and by any legal means available, sufficient shares of the collateral to re-pay $116,450 of principal and $28,997 for interest through May 10, 2005. During the three months ended June 30, 2005, sales of the securities pledged by Mr. Robinson paid down $78,996 of loan principal as well as fees, other related charges and interest of $51,046. During the three months ended September 30, 2005, further sales of securities pledged by Mr. Robinson were used to pay all remaining balances of principal and accrued interest in full.

                           CYBER DEFENSE SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 7 - NOTES PAYABLE

                                                                                   September 30,      December 31,
                                                                                        2005             2004
                                                                                     ----------     -------------
Current - Related Parties

Note payable - Joe Theisman - interest accrues at 18%
     per annum, due April 30 through September 30, 2005,
     in equal monthly installments, unsecured. This note
     was converted to common stock on March 31, 2005 .........................       $       --       $  110,000

Note payable - Cherokee Raiders - interest accrues at 12%
     per annum, due on demand and is unsecured ...............................               --           58,993

Note payable - Cherokee Raiders - interest accrues at 12%
     per annum, due November 30, 2005 and is unsecured .......................               --          868,775

Note payable - Jim Alman - interest accrues at 8% per
     annum, due December 5, 2005 .............................................               --          100,000

                                                                                     ----------       ----------
                                                                                     $       --       $1,137,768
                                                                                     ----------       ----------
Current - Other
Note payable - Quebec, Inc. - interest accrued at 24% and the note was due as soon as the securities held as collateral could be sold. Sufficient sales of the collateral took place by September 30, 2005 to pay the entire total amount
      due for principal and accrued interest................................                --           242,216

Note payable - 21st Century Airship, Inc. - interest accrues at 12%
     per annum. The Note was due on August 24, 2005 and is in default
     with a remaining balance due of $144,000 as at November 28,2005.... .....       $  144,844
                                                                                     ----------
Note payable - Biff Hadden - interest accrues at 12 1/2 % per annum
     and is due December 31, 2005.............................................          250,000               --

Note payable - C.M.G. Tech. - interest accrues at 10 % per annum
      and is due December 31, 2005............................................          800,000               --

Note payable - Charles McClure - interest accrues at 12 1/2 % per annum
      and is due December 31, 2005............................................          250,000               --
                                                                                     ----------
                                                                                    $ 1,300,000
                                                                                     ----------
Long-term - Related Parties

Note payable - Jim Alman - interest accrues at 8% per annum due December 31, 2008        50,000               --

Notes payable - Billy Robinson - interest accrues at 12% per annum, due on
      July 31, 2008, unsecured................................................          282,847               --

Notes payable - Proxity Inc. - bearing interest at 12 % per annum
      unsecured and due July 31, 2008 ........................................       $  351,600               --

Notes payable - Cherokee Raiders - bearing interest at 12% per annum
      and due July 31, 2008...................................................          420,739               --
                                                                                     ----------       ----------
                                                                                     $1,105,186       $       --
                                                                                     ----------       ----------
Long-term - Other

Notes payable - AJW Partners, LLP and affiliates, callable secured convertible notes bearing interest at 8% per annum, $937,700 due April 4, 2008;
     $1,300,000 due May 25, 2008 and $1,200,000 due August 4, 2008
     less total discount of $2,617,306 .......................................       $  820,394       $       --
                                                                                     ----------       ----------
                                                                                     $  820,394       $       --
                                                                                     ----------       ----------

The Notes payable to Mr. Robinson, Cherokee and Proxity have acceleration provisions that provide for prepayments of principal if certain minimum amounts of financing of more than $1,000,000 are obtained and 73,553 and 25,000 shares of Company common stock were issued to Cherokee and Proxity respectively as additional consideration for the maturity date extensions (see Note 12). Cherokee had conversion rights on the entire debt and in September, 2005 converted a $600,000 portion of the debt to Class A common shares at the rate of $0.20 per share and received 3,000,000 Class A common shares.

During the three months ended September 30, 2005, Mr. Robinson loaned additional monies to the Company by paying in full all remaining principal, interest and fees of $161,555 that was due to Quebec and as a result, his Note was amended to reflect a total due to him of $286,847. As additional consideration, the Company also agreed to issue stock equal in value to 10% of the outstanding balance of his Note with 20,465 shares of its Class A common stock (see Note 12).

The Note payable to 21st Century is in payment of the balance of the license fee for Techsphere. The Company loaned Techsphere $1,000,000 which was paid to 21st Century and the total license fee was $1,250,000. The Company intends to pay off the balance of $144,844 from the current expected financing (see Note 14), and in the absence of such financing, Mr. Robinson has agreed to lend the Company sufficient funds to pay the balance due in full.

                           CYBER DEFENSE SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 8 - STOCKHOLDERS' DEFICIT

Common Stock - At September 30, 2005, the Company had 56,204,893 shares of Class A Common Stock, 545,455 shares of Class B Common Stock, and 2 shares of Class C Common Stock issued and outstanding with 200,000,000 shares of each of Class A, B and C authorized with a par value of $0.001. In addition, the Company had 100,000,000 shares of Class A Preferred Stock authorized, par value $0.001, with no shares issued and outstanding. The Company had $17,792,773 in additional paid in capital and an accumulated deficit of $9,737,626 of which $4,577,069 represented a charge at March 31, 2005 for impairment of goodwill that arose from the acquisition of the remaining minority interest in Cyber Aerospace. Class B Common Stock allows for 1000 votes per share. Class C Common Stock allows for one vote per share and entitles the holder to receive the net assets of the Company upon dissolution. At December 31, 2004, the Company had 25,921,562 shares of Class A common stock, 150,000 shares of Class B Common Stock issued and outstanding and 2 shares of Class C common stock issued and outstanding with 200,000,000 shares of each of Class A, Class B and Class C Common Stock authorized, par value $.001.

NOTE 9 - INCOME TAXES

The Company has paid no federal or state income taxes since its incorporation. As of September 30, 2005 and December 31, 2004, the Company had net operating loss carry forwards for federal income tax reporting purposes of approximately $7,600,000 and $875,000 respectively, which if unused, will expire through 2025. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

NOTE 10 - Working Capital Financings

On February 16, 2005 the Company and Commerce Funding Corporation ("CFC") executed a Working Capital Financing Proposal relative to a potential secured financing of up to $3,000,000 for a two year term. All borrowings under this potential financing would be collateralized by a first security UCC-1 filing on all assets related to accounts receivable and a Cross Corporate Guaranty by Proxity, Inc., one of the Company's major shareholders. In addition, CFC requires a Limited Guaranty of certain provisions in the loan agreement by the Company's Chief Executive Officer. The interest rate on borrowings would be Prime, as quoted in the Wall Street Journal, plus 1/2 % and there will be a one time facility fee of 1% of the total credit line payable out of the first funding. In addition, all borrowings are subject to eligibility as defined and determined by CFC and the advance rate on eligible receivables, as defined, is 90% for direct Government accounts and 80% for Commercial Accounts. Closing of this transaction is subject to acceptable documentation, due diligence by CFC and other terms which are to be negotiated amongst the parties. In late November 2005, the Company and CFC began discussions about lease financing for potential commercial clients interested in leasing the Techsphere SA 60 Mid Altitude Airship.

                           CYBER DEFENSE SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


On April 1, 2005, the Company entered into a Securities Purchase Agreement, dated as of April 1, 2005, by and among the Company, and AJW Partners, LLC ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners ("Qualified") and New Millenium Capital Partners, II, LLC ("Millenium"). Partners, Offshore, Qualified and Millenium are collectively referred to as the "Purchasers". We authorized the sale to the Purchasers of Secured Convertible Term Notes in the aggregate principal amount of $4,000,000. The $4.0 million was to be funded in three tranches ($1.5 million on April 4, 2005, $1.3 million upon filing the Registration Statement and $1.2 million upon effectiveness of the Registration Statement). The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Notes bear interest at 8% per annum, unless the common stock of the Company is greater than $4.25 per share for each trading day of a month, in which event no interest is payable during such month. The notes are convertible into common stock of the Company at a 40% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. The beneficial conversion feature of such discounted conversion is being amortized over the three year life of the loan.

In connection with the offering, the Company issued an aggregate of 4,000,000 warrants to purchase common stock at a price of $4.25 per share. The warrants are exercisable for a period of five years. The conversion of the notes is subject to an effective Registration Statement. The Company has the right to redeem the notes under certain circumstances and the notes are secured by all of the Company's assets, except for its accounts receivable and proceeds of inventory. The proceeds of the offering were used to repay certain indebtedness and for working capital. The Company received gross proceeds of $2.8 million during the three months ended June 30, 2005 and $1.2 million of gross proceeds on August 3, 2005.

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

                           CYBER DEFENSE SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The Company has allocated the proceeds from the third issuance of the Secured Convertible Term Notes and warrants, based on their relative fair values on the date of issuance, August 3, 2005, which are as follows: $1,200,000 to the Secured Convertible Term Notes and $3,460,990 to the warrants. The warrants were valued using the Black Scholes Pricing model using the following assumptions: volatility of 197%, risk-free interest rate of 3.68% and a term of five years. The allocation of the net proceeds resulted in $271,084 being allocated to the Secured Convertible Term Notes and $551,467 being allocated to the warrants. The Company recognized a beneficial conversion discount of $395,478 on the date of issuance equal to the value allocated to the Secured Convertible Term Notes (before offering costs). The actual amount of the beneficial conversion was $868,150, but the discount is limited to the amount of gross proceeds allocated to the Secured Convertible Term Notes.


Affiliated Business Services, Inc. earned a finders fee of $ 200,000 in cash which was paid in full and 61,538 shares of Class A common stock, valued at $200,000, for introducing the Company to the lending group. The total fee of $400,000 is being amortized over the three year life of the Notes.

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

On January 1, 2005, we entered into an employment agreement with our President, James D. Alman. The term of this agreement is for a period of one year, subject to renewal for successive one year periods, unless 14 days prior written notice is provided by either party. Mr. Alman will receive an annual salary of not less than $120,000. In addition, we will issue Mr. Alman 50,000 shares of our Class A Common Stock on the first anniversary of the effective date of the agreement and every anniversary thereafter. The Agreement may be terminated for due cause, upon death, upon disability, voluntary termination by him, or us without due cause by providing 14 days prior written notice. Mr. Alman is subject to a non-compete and non-solicitation provision during the employment term and during a specified Post-Employment Period.

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

On September 19, 2005, TSI entered into an employment agreement with Keith Vierela as Chief Operating Officer effective October 1, 2005. The term of this agreement is one year, subject to renewal for successive one year periods, unless 14 days prior written notice is provided by either party. Mr. Vierela will receive an annual salary of not less than $150,000. The Agreement may be terminated for due cause, upon death, upon disability, voluntary termination by him, or us without due cause by providing 14 days prior written notice. Mr. Vierela is subject to a non-compete and non-solicitation provision during the employment term and during a specified Post-Employment Period.


On September 19, 2005, TSI entered into an employment agreement with John Youngbeck as Executive Vice President effective October 1, 2005. The term of this agreement is one year, subject to renewal for successive one year periods, unless 14 days prior written notice is provided by either party. Mr. Youngbeck will receive an annual salary of not less than $135,000. The Agreement may be terminated for due cause, upon death, upon disability, voluntary termination by him, or us without due cause by providing 14 days prior written notice. Mr. Youngbeck is subject to a non-compete and non-solicitation provision during the employment term and during a specified Post-Employment Period.

On September 19, 2005, TSI entered into an employment agreement with Frank Lively as Secretary and Chief Financial Officer effective October 1, 2005. The term of this agreement is one year, subject to renewal for successive one year periods, unless 14 days prior written notice is provided by either party. Mr. Lively will receive an annual salary of not less than $65,000. The Agreement may be terminated for due cause, upon death, upon disability, voluntary termination by him, or us without due cause by providing 14 days prior written notice. Mr. Lively is subject to a non-compete and non-solicitation provision during the employment term and during a specified Post-Employment Period.

On September 19, 2005, TSI entered into an employment agreement with Michael Lawson as President effective October 1, 2005. The term of this agreement is one year, subject to renewal for successive one year periods, unless 14 days prior written notice is provided by either party. Mr. Lawson will receive an annual salary of not less than $150,000. The Agreement may be terminated for due cause, upon death, upon disability, voluntary termination by him, or us without due cause by providing 14 days prior written notice. Mr. Lawson is subject to a non-compete and non-solicitation provision during the employment term and during a specified Post-Employment Period.

                           CYBER DEFENSE SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The Company has an exclusive agreement with Traptec Corporation to represent Traptec Corporation as a marketing representative. The parties have agreed to divide equally the before tax net profits generated from any such sales as generated under the agreement. However, the parties have agreed that if their efforts have not generated over $200,000 in net sales profits, to be divided equally, by the end of the 2005, the total license fee for that year shall be at least $100,000 to Traptec Corporation. As of September 30, 2005, no sales have been made in connection with this license.

On April 13, 2005, Proxity, then our majority shareholder, announced its intention to grant a dividend of shares of our common stock, owned by Proxity, to its holders of record. For each 500 shares of Proxity common stock held by a Proxity shareholder on the record date, Proxity will grant a dividend of one share of common stock of Cyber Defense. Proxity intends to distribute a total of approximately 560,000 shares of Cyber Defense to its holders. We have agreed to register such shares under the Securities Act of 1933, as amended. Mr. Robinson, our CEO owns approximately 33% of the outstanding shares of capital stock of Proxity.

NOTE 12 - OTHER EVENTS

On July 29, 2005 the Securities and Exchange Commission declared our Registration Statement on Form SB-2 effective. As a result, AJW Partners, LLP and affiliated purchasers released the third tranche of funding in the amount of $1,200,000.

On August 10, 2005, AJW Partners, LLP and affiliates converted $500,000 of Secured Convertible Notes for 500,000 Shares of Class A common stock of the Company and through September 30, 2005 an additional $ 62,300 was converted into 700,000 shares of class A common stock. Such conversions were made at a 40% discount to market pursuant to the terms of the Secured Convertible Note agreements.

On August 12, 2005 Cherokee and Proxity agreed to extend the maturity date of their loans to the Company to July 31, 2008. The new Notes provide for prepayment in the event of certain amounts of capital or financing being obtained. As additional consideration for extending the due date of the loans, the Company will issue shares of its Class A common stock to Cherokee and Proxity equal in value to 10% of the amounts due. The bid price on August 12, 2005 was $1.40 per share resulting in 73,553 shares to be issued to Cherokee and 25,000 shares to be issued to Proxity. In addition, on August 12, 2005, the Note payable to Mr. Robinson was amended to $286,512 to reflect additional monies that he had loaned to the Company by paying the balance of all principal and interest due to Quebec. The maturity date of Mr. Robinson's loan was also extended to July 31, 2008. As additional consideration, the Company agreed to issue to Mr. Robinson 20,465 shares of Class A common stock representing 10% of the loan amount due at August 12, 2005. The notes due to each of Cherokee, Proxity and Mr. Robinson provide for acceleration of payment from amounts in excess of a minimum of $1,000,000 that are raised in any type of financing. Such prepayments would be in the ratio of the total amounts due.

NOTE 13 - STOCK OPTIONS AND STOCK COMPENSATION

On September 19, 2005, the Board of Directors approved and adopted the Cyber Defense Systems, Inc. 2005 Stock Option Plan and also approved the grant of stock options covering 11,379,900 shares of Class A common stock to 25 individuals. All such options have a ten year term, are subject to a two year vesting schedule providing for 25 % vesting every six months over the first two years and have an exercise price of $0.20 per share. Stock option expense of $10,800 for the eleven day period of September 19 through September 30, 2005 pursuant to Black-Scholes calculations and APB 25 has been recorded for these options. Were such stock option expense calculated pursuant to FASB 123R, the amount would have been $82,800 and would not have affected earnings per share.

The Board of Directors also approved the issuance of 390,000 shares as Employee Restricted Stock Awards to five employees. Such shares were valued at $0.20 per share and a compensation charge in the aggregate amount of $78,000 has been recorded.

NOTE 14 - SUBSEQUENT EVENT

The Company has entered into amended agreements with Equipment Depot, Inc., of Deerfield Beach, Florida, to acquire approximately $5,000,000, fair market value, as appraised, of aerospace R & D and production equipment to further the fulfillment of the Company's anticipated contracts and purchase orders. The transactions are expected to close upon the completion of the financing institution's due diligence and legal review which is almost completed. The Company is paying approximately $3.0 million, in a combination of cash and the issuance of 2,000,000 newly issued registered Class A shares of common stock of the Company valued at $1.00 per share for the purposes of these transactions, in order to complete the purchase. The proceeds are to be disbursed in three closings of $750,000, $750,000 and $1,000,000 respectively and are to occur at 45 day intervals and there will be an origination fee of 3.5% of each amount funded deducted from proceeds. A portion of the proceeds from these closings will be used to fund the cash portion of the transaction. The interest rate on the loan will be 14% and repayment is to be on a 7 year schedule with a balloon at the end of the fifth year.


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

                              RESULTS OF OPERATIONS

The Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

General and administrative expenses totaled $1,019,810 for the three months ended September 30, 2005 as compared to $195,877 for the three months ended September 30, 2004, a net increase of $823,933. The increase is primarily due to increased payroll, specialized consulting and legal fees and a general increase in overhead as well as stock award compensation and stock option compensation in the current three month period.

Other income and expense for the three months ended September 30, 2005 consists of interest expense of $1,052,574, which includes non-cash interest of $ 485,059 relating to the beneficial conversion feature of converted notes that is accounted for as interest expense; interest income of $10,386 and other income of $32,845. Other income and expense for the comparable three month period ended September 30, 2004 was comprised of interest income of $3,030 and interest expense of $3,976.

The Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

General and administrative expenses totaled $2,346,945 for the nine months ended September 30, 2005 as compared to $929,577 for the nine months ended September 30, 2004, a net increase of $1,417,368. The increase is primarily due to increased payroll, specialized consulting and legal fees and amortization of loan origination costs of $233,538 as well as the inclusion of the general and administrative expenses of Cyber Aerospace for the full nine months in 2005 whereas in the 2004 period such expenses were only from March 15, 2004 (the date of inception) through September 30, 2004. In addition, Techsphere's General and Administrative costs of $43,525 for the 11 days of September 19 through September 30; approximately $197,000 of stock award expense and $10,806 of stock option compensation is included in the current year's figures.

Other income and expense for the nine months ended September 30, 2005 consists of interest income of $20,627, interest expense of $1,887,278 which includes interest on Notes and debt of $147,406 and $552,451 representing the beneficial conversion feature of certain debt conversions that has been accounted for as additional interest, and $134,847 of loan discount amortization resulting from a beneficial conversion feature related to the conversion to stock at a discount to market of 40% and the value of warrants that were issued in the transaction. Such amount has been accounted for as interest expense. There was also a charge for impairment of goodwill of $4,577,069 in the current nine month period. Other income and expense for the nine months ended September 30, 2004 was comprised of interest income of $8,581, interest expense of $22,293 and the write off of the value of certain computer equipment of $12,205.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's primary needs for liquidity and capital resources are the funding of salaries and other administrative expenses related to the management of the Company as well as for payment of the cost of products sold and inventory.

The Company's cash and cash equivalents of $62,628 as of September 30, 2005 is not sufficient to support current levels of operations for the next twelve months and it is therefore necessary for the Company to seek additional financing. Such financing has been negotiated as discussed below and in Note
14. While management anticipates that this financing will be consummated there can be no assurance that it will in which case the Company would have to curtail operations.

The Company has entered into amended agreements with Equipment Depot, Inc., of Deerfield Beach, Florida, to acquire approximately $5,000,000, fair market value, as appraised, of aerospace R & D and production equipment to further the fulfillment of the Company's anticipated contracts and purchase orders. The transactions are expected to close upon the completion of the financing institution's due diligence and legal review which is almost completed. The Company is paying approximately $3.0 million, in a combination of cash and the issuance of 2,000,000 newly issued registered Class A shares of common stock of the Company, valued at $1.00 per share for the purposes of these transactions, in order to complete the purchase. The proceeds are to be disbursed in three closings of $750,000, $750,000 and $1,000,000 respectively and are to occur at 45 day intervals and a 3.5% origination fee will be deducted from each funding. A portion of the proceeds from these closings will be used to fund the cash portion of the transaction. The interest rate on the loan will be 14% and repayment is to be on a 7 year schedule with a balloon at the end of the fifth year.

On February 16, 2005 the Company and CFC executed a Working Capital Financing Proposal relative to a potential secured financing of up to $3,000,000 for a two year term. All borrowings under this potential financing would be collateralized by a first security UCC-1 filing on all assets related to accounts receivable and a Cross Corporate Guaranty by Proxity, Inc., the Company's major shareholder and parent. In addition, CFC requires a Limited Guaranty of certain provisions in the loan agreement by the Company's Chief Executive Officer. The interest rate on borrowings would be Prime, as quoted in the Wall Street Journal, plus 1/2 % and there will be a one time facility fee of 1% of the total credit line payable out of the first funding. In addition, all borrowings are subject to eligibility of accounts receivable as defined and determined by CFC and the advance rate on eligible receivables, as defined, is 90% for direct Government accounts and 80% for Commercial Accounts. Closing of this transaction is subject to acceptable documentation, due diligence by CFC and other terms which are to be negotiated amongst the parties in early November 2005 the Company and CFC began discussions about lease financiang for potential commercial clients interested in leasing the Techsphere SA 60 Mid Altitude Airship.

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

The notes are convertible into common stock of the Company at a 40% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. On August 10, 2005, AJW Partners, LLP and affiliates converted $500,000 of Secured Convertible Notes for 500,000 Shares of Class A common stock pursuant to terms of the Securities Purchase Agreement and through September 30, 2005 converted an additional $62,300 for 700,000 shares.

In connection with the offering, the Company issued an aggregate of 4,000,000 warrants to purchase common stock at a price of $4.25 per share. The warrants are exercisable for a period of five years. The conversion of the notes are subject to an effective Registration Statement and on July 29, 2005 the Company's Registration Statement on Form SB-2 was declared effective. The Company has the right to redeem the notes under certain circumstances and the notes are secured by all of the Company's assets, except for its accounts receivable and proceeds of inventory. The proceeds of the offering were used to repay certain indebtedness and for working capital.

Mr. Robinson loaned the Company $282,847 through September 30, 2005 and has advanced an additional $81,060 for working capital subsequent thereto. In addition, Mr. Lively, an officer and director of Techsphere and a director of Cyber, has loaned the Company a total of $71,515 subsequent to September 30. 2005.

With the potential financing available from CFC, and the anticipated proceeds from the Equipment Depot transaction we believe that the Company will be in a position to fund the anticipated level of operations for at least one year. However, if the Equipment Depot financing transaction does not close or the CFC funding does not occur, the Company will have to seek other sources of working capital or curtail operations.

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

This new standard is effective for annual periods beginning after June 15, 2005. The Company has awarded share-based compensation during the three months ended September 30, 2005 which has been accounted for pursuant to APB 25. The adoption of SFAS No. 123 effective January 1, 2006 will have an effect on the Company's financial position and results of operations dependent upon the amount of shares awarded subsequent to that date and the fair value as calculated which will be higher than the equivalent calculation pursuant to APB 25.

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

In May 2005, FASB issued FASB Statement 154, "Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3" (" FAS 154"). FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods' financial statements of (1) all voluntary changes in principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our chief executive officer and our chief financial officer, after evaluating our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15d-14(c) have concluded that as of a date within 90 days of the filing date of this report (the "Evaluation Date") our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls

Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

During the three months ended September 30, 2005, the Company issued 23,076,923 shares of its class A common stock and 245,455 shares of its Class B common stock to the former shareholders of TSI in conjunction with the September 19, 2005 acquisition of TSI.

 The Company also issued an aggregate of 119,018 shares of Class A common stock to Mr. Robinson, Cherokee and Proxity collectively as additional compensation for their respective loans in consideration of extending the maturity dates.

3,000,000 shares of Class A common stock were issued to Cherokee in connection with the conversion of $600,000 of debt into such common shares at $0.20 per share..

390,000 shares of Class A common stock were issued to certain officers, directors and employees as additional compensation and was valued at $0.20 per share.

250,000 shares of Class A common stock were issued to Mr. James Alman in connection with the conversion of $50,000 of debt into such common shares at $0.20 per share.

1,200,000 shares of Class A common stock were issued to AJW et al pursuant to their exercise of conversion rights at a 40% discount to market of $562,300 of secured convertible notes.

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



31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

b) REPORTS ON FORM 8-K


The Company filed a Current Report on Form 8-K on August 22, 2005 relative to the appointment of David M. Barnes as Vice President and Chief Financial Officer of the Company.

The Company filed a Current Report on Form 8-K on September 19, 2005 regarding the exercise of the option to acquire Techsphere whereby Techsphere became a wholly owned subsidiary of the Company.

The Company filed a Current Report on Form 8-K on September 28, 2005 regarding the Investrend "Spotlight Coverage" analysis of the Company.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           CYBER DEFENSE SYSTEMS, INC.

                                December 5, 2005





By:   /s/ William C. Robinson
      -------------------
      William C. Robinson
      Chief Executive Officer and Chairman

By:   /s/ David M. Barnes
      -------------------
      David M. Barnes
      Chief Financial Officer