Form 10KSB
period 2005-12-31
CYBER DEFENSE SYSTEMS INC
filed 2006-04-17
CIK 1118480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

   [_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO________________

                          COMMISSION FILE NO. 333-46424

                           CYBER DEFENSE SYSTEMS, INC.

                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)



A FLORIDA CORPORATION                                     55-0610380
---------------------                                     ----------
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

Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [__] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes  []   No  [X]

The Issuer's revenues for the fiscal year ended December 31, 2005 were $461,244. The aggregate market value of the voting stock held by non-affiliates of the Issuer computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of April 13, 2006, was approximately $7,014,771.

Number of shares outstanding of Issuer's Class A common stock, $0.001 par value, outstanding on April 17, 2006: 56,912,893.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes [_]; No [X]

                                TABLE OF CONTENTS


                                     PART I

Item 1. Business ........................................................... 01
Item 2. Description of Property ............................................ 10
Item 3. Legal Proceedings .................................................. 10
Item 4. Submission of Matters to a Vote of Security Holders ................ 10

                                     PART II

Item 5. Market for Common Equity and Related Stockholder
        Matters............................................................. 11
Item 6. Management's Discussion and Analysis of Financial Condition
        or Plan of Operations............................................... 13
Item 7. Financial Statements ............................................... 17
Item 8. Changes in and Disagreements With Accountants on
        Accounting and Financial Disclosure ................................ 17
Item 8A. Controls and Procedures ........................................... 18
Item 8B. Other Information ................................................. 18

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance With Section 16(a) of the Exchange Act .................. 19
Item 10. Executive Compensation ............................................ 23
Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters ........................ 24
Item 12. Certain Relationships and Related Transactions .................... 25
Item 13. Exhibits and Reports on Form 8-K .................................. 27
Item 14. Principal Accountant Fees and Services ............................ 32

Signatures ................................................................. 33

                                     PART I
ITEM 1. BUSINESS

Organization and Background

Cyber Defense Systems, Inc. ("Cyber Defense", the "Company", "we", "us" and "our") was incorporated in the State of Florida on August 19, 2004 and is the successor company of E-City Software, Inc. ("E-City"), a Nevada corporation, pursuant to a change of domicile merger which became effective on September 1, 2004. The change of domicile merger was preceded by another merger by means of which an entity known as On Alert Systems, Inc. ("On Alert") was also merged into Cyber Defense. On Alert was incorporated on March 17, 2003 in the State of Nevada and subsequently acquired a control position in our majority-owned subsidiary, Cyber Aerospace Corp. ("Cyber Aero") in March 2004. As a result of the foregoing, we became the successor to E-City and as of September 7, 2004 our stock is quoted on the OTC Bulletin Board under the symbol "CYDF". On March 31, 2005, our majority owned subsidiary, Cyber Aero, was merged into the Company in order to consolidate operations into one company, with one name, and one group of shareholders. On September 19, 2005 we acquired all the shares of Techsphere Systems International, Inc., ("TSI") a Georgia Corporation for 23,076,923 Class A common shares and 245,455, or 45%, of the issued and outstanding shares of Class B common stock.

Proxity, Inc. ("Proxity"), a publicly traded company (under the symbol "PRXT" on the OTC:BB) and Cherokee Raiders, a partnership, ("Cherokee") respectively own 31% and 17% of the Class A common shares of the Company. Cherokee owns 300,000, or 55% of the Class B shares, which allow for 1,000 votes per share. Cherokee and Proxity each own one share of the two shares of Class C common stock issued and outstanding, which have certain liquidation preference rights. As a result of the Class B voting tights, Cherokee is the controlling shareholder of the Company.

Overview

Cyber Defense was formed following the consolidation of several companies in September of 2004. On Alert Systems, Inc., a security systems company, and its subsidiary, Cyber Aerospace Corp., were both merged into the publicly traded company E-City Software, Inc. Following a financial restructuring and a name change, Cyber Defense Systems, Inc was born. Cyber Defense is headquartered in St Petersburg, Florida with sales offices located near major customers throughout North America. Additionally, the Company and its key production partners have facilities in Georgia, Virginia and Florida.

As a result of the global war on terror that has re-defined need for security protection both at home and abroad, Cyber Defense is focusing on developing affordable and efficient tools and equipment. As of today our existing products include the TSI SA 60A airship the SA 90MA and the scalable CyberBugTM a small-unmanned air vehicle (UAV) and the developmental CyberScoutTM, M.A.R.S.TM MAA and HAA airships. The airships and UAV's are used primarily to provide persistent surveillance 24/7 and have been updated to include the latest tracking devices for troop and weapon movement. These proposed airships have unique capabilities such as the SA 60A Low Altitude Airship (LAA) with capabilities of up to 10,000 feet, the ability to carry equipment of up to 500 lbs and the ability to fly up to 10 hours. The Mid Altitude Airship SA90MA has specifications including remaining stationary for up to 48 hours, carrying equipment up to 1,000 lbs, and maintaining stationary keeping at altitudes up to 20,000 feet. The U.S. Navy Naval Air Systems Command (NAVAIR) awarded a series of technology-proof of concept contracts to CYBER. NAVAIR, along with additional government agencies, consider the airship CYBER purchased from TSI one that offers capabilities that are becoming an important part of the United States Department Of Defense ("DoD") and Intelligence Agencies strategy; many of these were tested on the first operational prototype the TSI SA 60.

Additionally, sensor and communication enhancements under development by outside contractors are tested and ultimately fielded by Cyber Defense under joint ventures with external strategic partners to provide a fully integrated network from the ground to satellite.

Recent developments and early testing results for the SA 60 as a low altitude "advertising" airship were satisfactory and have provided the Company with a new potential source of revenue. The SA 60A has a scheduled deployment for late 2006. With less than 50 advertising airships operating in the world the potential market could generate a reoccurring revenue stream of millions in a very short period of time. The ability to operate at elevations of over 5000 feet and the unique shape and maneuvering characteristics give the SA 60A a distinct market advantage.

Sierra Nevada Corp. ("Sierra") has the exclusive government integration rights and the first right of refusal on all commercial airships. Currently Cyber Defense, TSI and Sierra have been co-developing technologies that will be utilized on both the SA 60 and SA 90 airships.

Our initial focus was to market our existing products to the DoD homeland defense and intelligence agencies, as this is a substantial market. Understanding our future technology needs requires on-going analysis, and Cyber Defense is poised to address those needs. We intend to further expand into other market segments that require enhanced security, mobile communication platforms and increased surveillance capabilities. Examples of market segments include, but are not limited to: industrial plants, chemical plants, nuclear sites, oil rigs, oil pipelines, and ports.

Cyber Defense intends to provide a suite of integrated security products that can be deployed quickly at a cost effective and secured fashion. Moreover, the Company intends to build and develop other products and sell marketing airships support similar to the advertisement blimps seen at sporting events, targeting various industries and broadening its sources of income.

Management anticipates, but cannot guarantee, that existing technology developed by Cyber Defense, along with future planned innovations, will be able to meet these security challenges with cost effective solutions.

Nevertheless, our products represent new technology being developed by a new enterprise with limited resources, and like any such new technology, no assurance can be given that it will function in a cost-conscious manner, if at all, in the uses for which it is designed. In that regard, most of our products have not been tested in either simulated or real combat conditions.

Furthermore, we face competition from entities with far more substantial financial and manpower resources, together with stronger access to procurement personnel in the military and the security industries.

In addition, the opinion of Hansen, Barnett & Maxwell, the Company's Independent Registered Public Accounting Firm, raises substantial doubt about our ability to continue as a going concern.

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

UAV's are thought to offer two main advantages over manned aircraft: they are arguably cheaper to procure, and they eliminate the risk to a pilot's life. UAV's protect the lives of pilots by performing the "3-D" missions - those that are "dull, dirty, or dangerous" and do not require a pilot in the cockpit. Furthermore, for those certain missions that require a very small aircraft, only a UAV can be deployed because there is no equivalent manned system small enough for the task.

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

To provide the technology and know-how for the venture we determined that it would be in the best interest of Cyber Aero to acquire certain designs, technology, and equipment owned by Mr. Alman. Accordingly, in March of 2004, Cyber Aero entered into an agreement (the "Original Alman Asset Purchase Agreement") pursuant to which Cyber Aero purchased from Mr. Alman the right to manufacture and sell UAV's designed by Mr. Alman, in consideration of a promissory note from Cyber Aero to Mr. Alman for $100,000 due on December 5, 2005, the issuance of 1,000,000 shares of Cyber Aero's common stock, par value $0.0001 per share, to Mr. Alman, and the undertaking to pay as a royalty to Mr. Alman a sum of money equal to 5% of the gross invoiced selling price of each CyberBugTM and CyberScoutTM unit sold less sales tax and commissions. On January 11, 2005, the Original Alman Asset Purchase Agreement was modified (the "Amended Alman Asset Purchase Agreement"), so that Mr. Alman would receive as a royalty, a sum of money equal to 5% of the gross profit of each CyberBugTM and CyberScoutTM sold during the life of any patent covering the intellectual property, provided, however, it did not exceed twenty (20) years from January 11, 2005, less sales taxes, shipping and commissions.

The CyberBugTM is a low cost UAV solution, affordable to local law enforcement and the Military, providing the capability to better monitor routine surveillance and communication in crowded or remote locations. The system control station is based upon the Windows XP operating system allowing practical access to any authorized user. The CYBER system provides the owner with the ability to control the camera and UAV from areas remote to the plane. The observer could monitor activities from a remote location from inside the US with the ability to notify forces on the ground. Recently, the CyberBug was used in demonstrations with the Maryland State police, Houston TX law enforcement and Atlantic Strike II and III training exercises. The training exercise was hosted by USCENTAF and held at Avon Park Air Force Range, FL.

The product is scalable and provides camera solution on both the small 2.6 pound platform as well as significant cameras solutions for day and night vision on the larger platform 14 pound platform which also has the capability to fly on station in a programmed or manual mode for up to an hour, traveling at speeds of 30 MPH with a camera foot print of 300 x 300 depending on day or night view.


Cyber has recently completed the following two flying prototype UAV's:

o The low-cost CyberBugTM.

This scalable, unmanned aircraft is available in two versions. The smaller CyberBugTM weighs 2.6 pounds or more depending on type of mission. The larger CyberBugTM weighs approximately five pounds and is capable of lifting a larger payload depending on each type of mission. On board options include, but are not limited to, high power day and night vision capable of carrying explosive payloads for defense and military use. In-house testing indicates that the CyberBugTM can be assembled and launched in remote areas in approximately 30 seconds by an individual and are easily recoverable in winds up to approximately 20 MPH. We intend to include in future models an autopilot function as well as datalink with GPS overlay.

The CyberBugTM has two basic uses: (i) short flight, which is intended for surveillance in areas of concern when troops are in dangerous situations; and
(ii) long-term flight for the surveillance of patrol areas up to approximately four hours. The smaller CyberBugTM is encased in a cylindrical tube which will allow easy transport. The basic smaller CyberBugTM has a base price of approximately $28,500.00.

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

Within these three categories of vehicles (LOCAL, REGIONAL, and ENDURANCE), approximately twenty-two companies within the U.S. are or have been involved and represent approximately 45 different UAV configurations. See UAV characteristics chart for base platforms. Their known performance capabilities and payload accommodations are presented below. They range in size from hand-held to much larger vehicles with payload weight capabilities ranging from a few pounds to approximately 2000 pounds.

UAV CHARACTERISTICS AVAILABLE



UNMANNED AERIAL    ENDURANCE      PAYLOAD WEIGHT        ALTITUDE CAPABILITY
VEHICLE             (HOURS)          (POUNDS)                   FEET
-------             -------          --------                   ----
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

We do not believe either CyberBugTM and CyberScoutTM will face competition in the near future. Large multinational companies frequently require a substantial return on investment prior to commencing any development efforts - both CyberBugTM and CyberScoutTM are relatively inexpensive units - and in our opinion will likely not be able to generate the types of returns necessary for competitors to even consider entering the market.

Design and Development of the Airships

Pursuant to the acquisition of TSI the Company benefits from TSI's exclusive worldwide right and license to manufacture Airships which it acquired from 21st Century Airships, Inc., a Canadian corporation ("C-21"). TSI, in turn, is under contract with C-21 to purchase one Airship from C-21, pursuant to an Agreement of Purchase and Sale of Airship, dated December 4, 2003, between TSI and C-21 (the "TSI/ C-21 Purchase Agreement"). Prior to the acquisition , TSI executed an agreement providing Sierra Nevada with the exclusive integration contract for government end users of TSI's Airships. The principals of Sierra Nevada have substantial experience in DoD procurement, and it is anticipated by management that they will be of great assistance in marketing Airships.

Accordingly, the amendment was undertaken to adjust the price of the AeroSphere SA-60 which Cyber Aero had agreed to purchase, as follows: Cyber Aero allowed TSI to sell the Airship to Sierra Nevada, and in turn, Cyber Aero was the designated seller of the Airship. The purchase price was $2,700,000. We further agreed to order a new 76 Airship conditioned upon the specifications being approved by both parties. The sale of the AeroSphere SA-60 was completed; however, the specifications of the new Airship are still under negotiations, because, as at this date, the future needs of potential clients call for a larger Airship to be built. TSI is currently building the new generation SA 90 which is designed to fly up to approximately 25,000 feet and stay on station up to 2 days.

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

One Airship (the AeroSphere SA-60) has been field-tested on various occasions. Although representatives of DoD were present and expressed interest in utilizing the Airships, no purchase order has yet been received, and we are unable to predict if one will ever be issued by DoD. There has been continued interest in the use of Airships.

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

As a result of the merger with On Alert into Cyber Defense, we are presently the sub-licensee (from Proxity, Inc., a public company listed on the Pink Sheets, LLC under the symbol, "PRXT" ("Proxity") a beneficial owner of approximately
31% of our capital stock. Our Chief Executive Officer is also the Chief Executive Officer of Proxity and owns or has voting control of approximately 35% of the outstanding and issued shares of capital stock of Proxity.

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

The gun-shot technology represents new technology being developed by a new enterprise with limited resources, and like any such new technology, no assurance can be given that it will function in a cost-conscious manner, if at all, in the uses for which it is designed. None of our products has been tested in either simulated or real combat conditions.

Recent Developments

On September 19, 2005, the Company consummated a transaction (:This "Merger") with Techsphere Systems International, Inc. ("TSI") which resulted in TSI becoming the Company's wholly owned subsidiary. Pursuant to a plan of reorganization and agreement of merger Cyber Acquisition Sub, Inc (the "Sub") merged into TSI, the separate existence of Sub ceased and TSI became the surviving corporation. In connection with the Merger, the Company issued to the shareholders of TSI a total of 23,076,923 shares of its Class A Common Stock and 245,455 shares of its Class B Common Stock for all of the issued and outstanding stock of TSI.

On April 1, 2005, Cyber Defense entered into a Securities Purchase Agreement ((the "SPA"), by and among Cyber Defense Systems, Inc., and AJW Partners, LLC. ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners and New Millenium Capital Partners, II, LLC ("Millenium"). Partners, Offshore, Qualified and Millenium are collectively referred to as the "Purchasers". Under the SPA the Company agreed to issue and sell to the Purchasers Secured Convertible Term Notes in the aggregate principal amount of Four Million Dollars ($4,000,000).

In July, 2005 TSI amended the 21st Century Airship License agreement that restricted the use of Airships for the purposes of commercial advertising, sightseeing, heavy lifting or used as personal "flying (air) yachts", was amended to remove the exclusion in Section 2 for "commercial advertising" described in the Exclusive License Agreement, so that TSI is hereby granted the Exclusive License to manufacture and sell or lease the Airships as described in the Exclusive License Agreement for the purpose of "commercial advertising". It further stated that TSI shall pay 21st Century Airships, Inc. a royalty payment of Four Hundred Thousand Dollars ($400,000.00 USD) for each Low Altitude Airship manufactured by TSI for the purpose of "commercial advertising". Since September 19, 2005, pursuant to the acquisition of TSI, all rights and duties have been integrated by the Company.


ITEM 2. DESCRIPTION OF PROPERTY

Cyber Defense Systems, Inc. owns no real property. We are located at 10901 Roosevelt Boulevard Suite 100D in St. Petersburg, Florida. This facility is over 3,500 square feet and houses our corporate headquarters, R&D facilities and is being readied for final assembly of our CyberBugTM and CyberScout product. We currently pay rent of $3,510 per month. Techsphere rents office space in Atlanta, GA and such lease expires in June 2006. at which point the personnel will relocate to either new premises or will share tenancy in Columbus. Techsphere also leases warehouse and manufacturing space in Columbus, GA for $7,800 per month and that lease expires in August, 2006.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for stockholders' vote during the fiscal period covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of April 13, 2006, there were approximately 225 record owners of our common stock, which is traded on the OTC Bulletin Board under the symbol "CYDF". Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

            Quarter Ending        High                   Low

            3/31/02               $3.30                  $0.35
            6/30/02               $0.35                  $0.04
            9/30/02               $0.10                  $0.01
            12/31/02              $0.01                  $0.01
            3/31/03               $0.01                  $0.00
            6/30/03               $0.04                  $0.01
            9/30/03               $0.20                  $0.01
            12/31/03              $0.15                  $0.06
            3/31/04               $0.10                  $0.04
            6/30/04               $0.06                  $0.02
            9/30/04*              $0.01                  $1.81
            12/31/04              $2.50                  $1.50
            3/30/05               $3.65                  $2.00
            6/30/05               $0.52                  $0.27
            9/30/05               $0.52                  $0.22
            12/31/05              $0.60                  $0.27
            3/31/06               $0.60                  $0.27

---------
* Reverse stock split 1:30 effected on September 1, 2004.

The Company currently has no compensation plans or employee benefit plans.

Recent Sales of Unregistered Securities

On October 19, 2005, the Company issued 20,465 shares to William Robinson, 73,553 shares to Cherokee Raiders, LLC and 25,000 shares to Proxity, Inc of Class A common stock for the extension of loans made by the respective parties to the Company.

On October 19, 2005 the Company issued 3,000,000 shares of Class A common stock to Cherokee Raiders, LLC for the conversion of $600,000 in loans made to the Company. Also, the Company issued 250,000 shares of Class A common stock to James Alman for the conversion of $50,000 in loans made to the Company.

On October 19, 2005, the Company issued 300,000 shares of Class A common stock to Equipment Depot, Inc. for services rendered.

On October 19, 2005, the Company issued 50,000 shares of Class A common stock to David Barnes, its CFO for services rendered.

On December 21, 2005 the Company issued a Secured Commercial Promissory Note for $25,000 in exchange for cash received from Equipment Depot, Inc. of $25,000.

On December 31, 2005 the Company issued a Convertible Promissory Note in the amount of $331,250 to Mayo Hadden. Also on December 31, 2005 the Company issued Convertible Promissory Notes in the amount of $822,094 to CMG Tech. These notes are convertible into the Company's Class A common stock at a price of $0.30 per share.

At December 31, 2005 the Company issued Convertible Promissory Notes aggregating $263,266 to four executive employees of the Company in lieu of deferred salaries. The notes are convertible into the Company's Class A common stock at a price of $0.30 per share.

At December 31, 2005 the Company issued Mr. Robinson a Convertible Promissory
Note in the amount of $460,851. The note is convertible into the Company's Class A common stock at a price of $0.30 per share.

At December 31, 2005 the Company issued Proxity a Convertible Promissory Note in the amount of $351,600. The note is convertible into the Company's Class A common stock at a price of $0.30 per share.

At December 31, 2005 the Company issued Cherokee a Convertible Promissory Note in the amount of $312,255. The note is convertible into the Company's Class A common stock at a price of $0.30 per share. At December 31, 2005 the Company issued James Alman a Convertible Promissory Note in the amount of $50,000. The note is convertible into the Company's Class A common stock at a price of $0.30 per share.

At December 31, 2005 the Company issued Convertible Promissory Notes aggregating $124,343 to Frank Lively, a director of the Company in lieu of deferred salaries and for working capital advances made to the Company. The notes are convertible into the Company's Class A common stock at a price of $0.30 per share.

All securities described above were issued in reliance upon the exemption set forth of Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report. In addition, at December 31, 2004 and 2005, our auditors, Hansen, Barnett & Maxwell, the Company's Independent Registered Public Accounting Firm, raised substantial doubt about our ability to continue as a going concern. Notwithstanding the foregoing, subject to realization of the Millennium financing and the financing available from Commerce Funding Corporation, if we generate eligible receivables to finance, we will be in a position to fund the anticipated level of operations for at least one year.

Results of Operations

General

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report. In addition, at December 31,2004 and 2005, our auditors, Hansen, Barnett & Maxwell, the Company's Independent Registered Public Accounting Firm, raised substantial doubt about our ability to continue as a going concern. Notwithstanding the foregoing, subject to realization of the Millennium financing and the financing available from Commerce Funding Corporation, if we generate eligible receivables to finance, we will be in a position to fund the anticipated level of operations for at least one year.

Results of Operations

The Year Ended December 31, 2005 as compared to December 31, 2004

Revenues in 2005 were $461,244 in 2005 as compared to $3,026,287 in 2004. Sales in 2005 included sales of TSI in the aggregate amount of $323,988 for which no prior year comparable amount exists. Prior year revenues include the sale of an airship in the amount of $2,700,000. There were no airship sales in 2005.

Cost of sales for 2005 totaled $449,995 as compared to $2,200,000 in 2004. Cost of sales in 2005 include TSI's cost of sales in the amount of $332,447 for which no prior year comparable amount exists. Cost of sales for 2004 consisted of the cost related to the airship discussed above.

Research and development costs for 2005 were $691,660 and are primarily related to development of airships and Unmanned Aircraft Vehicles, for which no prior year comparable expense exists.

General and administrative expenses totaled $4,132,422 for the year ended December 31, 2005 as compared to $1,090,153 for the year ended December 31, 2004, a net increase of $3,042,269. The net increase is primarily due to $928,755 of expenses of TSI for which no prior year comparable amount exist and salary and related expense increases of $778,974 in 2005 due to increases in personnel and wage rates. In 2005 there was also an increase in amortization expense related to loan costs and intangible assets in the amount of $335,983; an increase in travel expenditures of $105,157, an increase in stock option expense of $101,186 for which no comparable prior year expenses exist and an increase in engineering related costs of $149,804. The Company also had additional legal expenses of $58,671. The remainder of the increase is due to general increases in activity in 2005 versus 2004.

The impairment of goodwill and licenses increased $4,557,877 in 2005 of which $4,577,068 is the impairment loss related to acquisition of Cyber Aerospace in 2005. The 2004 amount of $19,192 represents the impairment loss related to the write off of the GDS and Traptec licenses.

Interest income in 2005 totaled $4,689 for which no comparable prior year amount exists.

Interest expense in 2005 increased $2,360,460 to $2,459,269 from $98,809 in 2004. The increase is primarily due to non cash interest expense related to the discount on the convertible notes issued to AJW in the aggregate amount of $1,237, 667 and the beneficial conversion feature related to three additional convertible notes in the aggregate amount of $517,000 that were converted during 2005. In addition, a total of $180,060 was recorded as interest expense related to the AJW Notes. Also, an aggregate of $149,166 pertains to interest expense for TSI for which no prior year comparable expense exists. The remainder of the increase in 2005 is attributable to higher debt levels in 2005 versus 2004.

The derivative valuation loss of $6,182,166 represents the year end valuation of the embedded derivatives associated with the issuance of $4,000,000 of convertible notes and warrants to purchase 4,000,000 shares of Class A common stock issued in conjunction with the AJW funding transaction in 2005 for which no prior year amount exists.

Legal Contingencies

We may be subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to the environment, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on a careful analysis of each individual issue with the assistance of outside legal counsel. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. On December 31, 2005, there are no outstanding legal proceedings, nor are there any reserves established.

Liquidity and Capital Resources

The Company's primary needs for liquidity and capital resources are the funding of salaries, and other administrative expenses related to the management of the Company as well as for payment of the cost of products sold and inventory.

The Company's cash and cash equivalents of $476 as of December 31, 2005 are not sufficient to support current levels of operations for the next twelve months and it will be necessary for the Company to seek additional financing.

Subsequent to year end, on March 15, 2006, the Company entered into a Securities Purchase Agreement, whereby the Company agreed to issue and sell an aggregate of $2,000,000 of 6% Callable Secured Convertible Notes and warrants to purchase 2,000,000 shares of common stock for a total offering price of $2,000,000. The $2,000,000 is to be funded in three tranches ($1,000,000 on March 15, 2006, $500,000 upon filing the Registration Statement and $500,000 upon effectiveness of the Registration Statement). The Notes are convertible into common stock of the Company at a 40% discount to market pursuant to the terms of the Secured Convertible Note agreements. In connection with the offering, the Company will issue an aggregate of 2,000,000 warrants to purchase Class A common stock at a price of $1.25 per share. The warrants are exercisable for a period of five years from the date of issuance. The conversion of the Notes is subject to an effective Registration Statement. The Notes are secured by all of the Company's assets, except for its accounts receivable and proceeds of inventory. In addition, the lenders have agreed to subordinate to an institutional lender. On March 15, 2006 the Company received $1,000,000 and issued warrants for 1,000,000 shares of common stock.

On February 16, 2005 the Company and Commerce Funding Corporation (CFC) executed a Working Capital Financing Proposal relative to a potential secured financing of up to $3,000,000 for a two year term. All borrowings under this financing would be collateralized by a first security UCC-1 filing on all assets related to accounts receivable and a Cross Corporate Guaranty by Proxity, Inc., a major shareholder of the Company. In addition, CFC requires a Limited Guaranty of certain provisions in the loan agreement by the Company's Chief Executive Officer. The interest rate on borrowings would be Prime, as quoted in the Wall Street Journal, plus 1/2 % and there will be a one time facility fee of 1% of the total credit line payable out of the first funding. In addition, all borrowings are subject to eligibility of accounts receivable, as defined and determined by CFC, and the advance rate on eligible receivables, as defined, is 90% for direct Government accounts and 80% for Commercial Accounts. In March 2005, the Company was informed that it could begin to use the credit line by submitting all the required documentation relative to the receivables to be financed and upon approval of eligibility, funds would be transferred in accordance with the applicable advance rate.

The Company is in negotiations with several potential lending sources, but there can be no assurance that these negotiations will be successful or that the Company will obtain sufficient financing or that financing(s) will be structured on agreeable terms.

Subject to the realization of certain financings as described above and the financing available from Commerce Funding Corporation, if we generate eligible receivables to finance, we should be in a position to fund the anticipated level of operations for at least one year. However, there can be no assurances that this will be the case.

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

Accounting for Income Taxes

No income taxes have been paid or accrued because the Company had no net income for the fiscal year ended December 31, 2005 or 2004. The Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases. Deferred tax assets and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

Impairment of Investments

Long-lived assets are reviewed for impairment quarterly or when events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets.

On March 31, 2005, the Company acquired the 6.19% minority interest in its majority owned subsidiary, Aerospace, and merged Aerospace into Cyber Defense. As part of the acquisition, the goodwill arising from the required purchase accounting in the amount of $4,577,069 was impaired and recorded in the financial statements for the year ended December 31, 2005.

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

Derivative Securities

The Company does not hold or issue derivative instruments for trading purposes. However, the Company has convertible notes payable that contain embedded derivatives that require separate valuation from the convertible notes under Emerging Issues Task Force Abstract (EITF) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The Company recognizes these derivatives as liabilities in the accompanying balance sheet and measures them at estimated fair value each quarter, and recognizes changes in estimated fair value in the statement of operations in the respective period. The Company has estimated the fair value of these embedded derivatives using the Black-Scholes model.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees (APB 25) and requires such transactions to be accounted for using a fair-valued-based method, with the resulting cost recognized in the Company's financial statements. This new standard is effective for annual periods beginning after June 15, 2005. The Company will adopt this pronouncement effective January 1, 2006 and anticipates that the impact on their financial statements will be material due to the 11,379,900 options granted in September, 2005 with a fair value of $2,617,377 of which 50% will vest in 2006 and the remainder in 2007.

In December 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets". SFAS No. 153 amends APB Opinion No. 29, "Accounting for Non-monetary Transactions", to eliminate the exception for non-monetary exchanges of similar productive assets. The Company will be required to apply this statement to non-monetary exchanges after December 31, 2005. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

In May 2005, FASB issued FASB Statement 154, "Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("FAS 154"). FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods' financial statements of (1) all voluntary changes in principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005.

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

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments," referred to as SFAS No. 155. This statement amends SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 permits fair value remeasurement for hybrid financial instruments that contain embedded derivatives that would require separate accounting. In addition, the statement establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued beginning after an entity's fiscal year beginning on September 15, 2006 with earlier adoption permitted. Management is evaluating the statement and does not believe that it will have a material impact on our financial statements.

In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements are included after the Exhibit Index.

                           CYBER DEFENSE SYSTEMS, INC.

                                      INDEX
      PART II.

      Report of Independent Registered Public Accounting Firm...........     F-1

      Consolidated Balance Sheets as of
      December 31, 2005 and 2004........................................     F-2

      Consolidated Statements of Operations for the Years Ended
      December 31, 2005 and December 31, 2004...........................     F-3

      Consolidated Statements of Stockholders' Deficit for the
      Years Ended December 31, 2005 and December 31, 2004...............     F-4

      Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2005 and December 31, 2004...........................     F-5

      Notes to the Consolidated Financial Statements....................  F-7-25

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

The Company's principal executive officer and principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of December 31, 2005 have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company are recorded, processed, summarized and reported within the time periods in which this Annual Report has been prepared.

The Company's principal executive officer and principal financial officer, have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the year ended December 31, 2005, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

ITEM 8B. OTHER INFORMATION

NONE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

As of April 17, 2006, the Directors and executive officers of the Company are presented below.


NAME                                 AGE   TITLE

William C. Robinson                  50    Chairman, CEO
David Barnes                         63    CFO
James Alman                          45    Vice President and Director
Keith Vierela                        43    Director and Chief Operating Officer
Joseph A. Grace, Jr.                 47    Director
Frank Lively                         59    Director
Mike Lawson                          49    Director
Marinko Vekovic                      52    Director
Stephen I. Johnson RADM USN (ret.)   58    Director

---------------------------

The principal occupations and brief summary of the background of each Director and executive officer of Cyber Defense during the past five years is as follows:

William C. Robinson - Founder, CEO, and Chairman of the Board of Directors

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

Mr. Robinson is also the CEO/CFO and Chairman of the Board of Directors of Proxity. Proxity specializes in the deployment and integration of security protection technology and government contract fulfillment. Trading in the Common Stock of Proxity is reported in the inter-dealer quotation system maintained by the National Quotation Bureau, Inc. and the Pink Sheets under the symbol "PRXT." Mr. Robinson is also /President of the wholly owned subsidiary Techsphere Systems International, Inc. and the General Partner of Cherokee Raiders, L.P., a family limited partnership.

Both Proxity and Cherokee are affiliates of the Company.

David M. Barnes

Mr. Barnes was appointed as the Chief Financial Officer of Cyber in August 2005. Mr. Barnes has also been Chief Financial Officer and a director of American United Global Inc. (AUGB) since May 1996 and sits on the board of Searchhelp, Inc. (SHLP) , Thinkpath Inc. (THPHF), MDWerks, Inc. (MDWK) and Roadhouse Foods,
(RHSE) and is Chairman of the Audit committee and Compensation committee of SHLP and MDWK

Mr. Jim Alman - Founder/Vice-President/Director

Mr. Alman has a Bachelor of Science degree in Aerospace Engineering from Boston University. Before joining Cyber Defense, He served as the Director of Engineering for AirTran Airways and led a group of engineers in the technical support of AirTran. Mr. Alman was responsible for directing technical matters for the airline as well as new aircraft introduction projects. As a test engineer for the NASA Langley Research Center, Mr. Alman designed various types of wind tunnel research hardware. He was a team member on the Daedalus Project, a MIT-based group that designed, built and flew three 114-foot span composite human powered aircraft that holds three world records for human powered distance flying.

Keith Vierela - Chief Operating Officer/Director

Mr. Vierela had over 20 years of experience in advanced technologies and business development. He served as and Avionics Navigation Systems Specialist in the United States Air Force, attached to the 320th Bombardment Wing of the Strategic Air Command in Sacramento, CA. In this role, Mr. Vierela received training on numerous Avionics Systems and Radar Systems such as: Search and Weather Radar and Radar Beacon Systems, Instrument Landing Systems, Tactical Navigation Systems, Radar Altimeters and IFF (Identification, Friend or Foe) Systems. Mr. Vierela was Honorably Discharged in 1986.

Joseph A. Grace, Jr. - Founder/Director

A 1980 graduate of the United States Naval Academy. He received his MBA from the University of New Orleans. After serving almost nine years as a nuclear submarine officer, he left the active duty Navy to take a position with a Fortune 500 Electronics firm in California, where he held various positions in sales and sales management. He came home to Louisiana in November of 1994 to become the founding President of the LTC, a technical trade association committed to transforming the Louisiana Technology Industry. During his tenure as President, the LTC emerged as a technology leader for Louisiana and the Southern States. He has been actively involved in raising Millions in venture capital funds; has participated in the start up of over 150 companies; and has personally formed over 20 companies. He is nationally recognized for his innovative marketing and business strategies. In Mr. Grace has remained active as a Captain in the United States Naval Reserve. In 2001 Captain Grace assumed the Reserve position of Special Projects officer and spokesperson for the Navy's $8Billion enterprise rollout of the Navy Marine Corps Intranet. He has since been fully recalled to Active Duty in support of Operation Enduring Freedom, as the hand selected Chief Information Officer for Navy Medicine. His responsibilities include all operational Information Management and Information Technology in support of the Bureau of Medicine and Surgery for the Surgeon General. He is active on many Boards and Committees and is a recognized leader of the business community of Louisiana

Frank Lively-Director

Mr.Lively received a Bachelor of Arts Degree from the University of Richmond in 1956. He went to work for as maintenance Repair Specialist at General Electric Co in 1956. In 1958, he became a Property Claims Adjuster for Federated Mutual Implement and Hardware Insurance Co. In Richmond, VA. He was promoted to Claims Supervisor in 1960. In 1967, he accepted a job to open a new office for Western Salvage and Appraisal Co., in Atlanta, GA. Frank began as a field rep for that company until in 1974 he was promoted to the position of Manager of the Southeastern Region. During that period of time, from 1974 until 1980, and with the growth of the company, there were three satellite offices opened in the Southeastern Region.

In 1981, Frank was offered and he accepted a position with Underwriters Salvage Co., of Chicago, as Regional Vice President. Underwriters Salvage was the largest salvage company in the nation owned by a cartel of insurance companies. In 1983, Frank was offered a position with Blackmon Mooring Co., as a V P of Marketing and Sales for their catastrophe company. In 1984, M. F. Bank Co. (formerly Western Salvage). In 1985, Mr. Lively founded the Restoration Company
(TRC), which was to be headquartered in Atlanta.

Frank served as President and CEO of TRC from 1985 until 1994 when he sold his partnership in TRC. During that period of time, TRC grew from a start-up to sales of $20 million and had three branch offices. The company was called to serve the insurance industry all over the world, including Italy, the UK, Fiji Islands, Australia, Singapore, Canada, Mexico, and others. The largest restoration job ever in the USA was the restoration of the World Trade Center in New York in 1993 when terrorists attacked it. Because of the company's reputation the port authority hired TRC, immediately without the job going out for bid. TRC with 110 supervisors worked 3,400 laborers 24 hours per day and completed the job in 16 days.

Mike Lawson - Director

Mr. Lawson has been involved with the international aerospace community for 15 years. In 1989, Mr. Lawson founded Space Marketing, Inc., which successfully worked with the NASA and Russian Space Agency on commercialization of space program initiatives. SMI was responsible for creating a national promotion for the Pepsi-Cola Company in a 1990 "Take Flight with Ideas" campaign with NASA. Mr. Lawson also participated in President George Bush's Outreach Program to evaluate the return to the Moon and ultimately a manned landing on Mars. Mr. Lawson was involved with the Lunar Prospector project that landed on the Moon in mid 1997. In 1992, Mr. Lawson's company created two International Space Exhibits, a Space Station Tour with NASA exhibits and a full scale Lunar Habitat. The two exhibits toured 50 cities throughout the United States and Canada and was visited by more than 20 million people between 1992 and 1996. Mr. Lawson was responsible for executing a contract with Pepsi-Cola to film the first commercial in space outside the Mir Space Station. Pepsi and Mr. Lawson's success led to other promotional space campaigns with corporations such as Frito-Lay and MTV.

Marinko Vekovic - Director

Mr. Vekovic is the President of the management consulting company Alpha Medicals in Irvine, California. Was Senior VP Marketing and Sales at ICN (NYSE: VRX), President of MVC Consulting, Over ten years with Eli Lilly (NYSE: LLY) from US to Latin America and Europe / Director of Operations Europe Middle East Africa region /; Over 25 years of multidimensional expertise, both domestic and international, in General management, Business development, Strategic planning, Marketing and Sales. Experience with Global and start up companies. Managed businesses from $3 million to $850 million. Started Companies on London Stock Exchange and NYSE and NASDAQ. Proven record of success leading turnarounds and high-growth operations worldwide. An MBA in General Management from IMD -Lausanne Switzerland and B.S. in Economics from London University UK, complement a history of outstanding results.

Rear Admiral Stephen I. Johnson, U.S. Navy (Retired) - Director

Rear Admiral Johnson's 30-year Navy career included command of the Nuclear Fast Attack Submarine U.S. CITY OF CORPUS CHRISTI (SSN-705); service as Major Acquisition Program Manager for Submarine Electronic Systems (PMS-401), Naval Sea Systems Command (NAVSEA); Program Director, Information Support Systems (PD-15), Space and Naval Warfare Systems Command (SPAWAR); and Project Director, Navy Year 2000 Project (CNO-N6Y). Subsequent to his naval service, Admiral Johnson has served commercial industry, government program offices, and educational institutions as a senior management consultant. Admiral Johnson is a Managing Director of Source Companies LLC, an investment banking and value growth consulting company providing debt capitalization and growth advisory services to medium-sized, closely held businesses. He is the founder of SBS Consulting, Inc., providing strategic planning, senior program management, subject matter expert, and sales and marketing consulting services to commercial customers, government organizations, and educational institutions. Admiral Johnson also serves as a Technology and Business Advisor to the William J. von Liebig Center for Entrepreneurism and Technology Advancement at the Jacobs School of Engineering, University of California, San Diego. Admiral Johnson is a graduate of Duke University (Physics) and the Major Program Managers Course, Defense Systems Management College. He is certified and served as a Department of Defense Major Acquisition Program Manager (Level III). He resides in Spartenburg, South Carolina

Compensation of Directors

      50,000 shares of common stock as an initial award for being a Board Member, Minimum of 1 year term that is renewable. Shares will vest 50% on the first annual anniversary of the date hereof and the balance will vest on the second annual anniversary thereof.

      o Vesting of the one time issuance of shares immediately for existing board only.

      o $1,000 per day for Board meetings, $500 per day of travel with all reasonable expenses related to Cyber business and travel being reimbursed by the Company.

      o $175 per hour for committee time not to include the board meeting, phone conferences or other required duties as defined by the Board or at the request of the CEO.

      o $5,000 per year to be the Chair of a committee. Each Member is a Chair of at least one Committee.

      *     500,000 options in the initial year of service for being a Board
            Member.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and any person who owns more than 10% of our common stock (the "Reporting Persons") to file with the Securities and Exchange Commission reports of ownership and reports of changes in ownership of our common stock. Under Securities and Exchange Commission rules, we receive copies of all Section 16(a) forms that these Reporting Persons file. We have reviewed copies of these reports and written representations from the Reporting Persons. We believe all Reporting Persons complied with their Section 16(a) reporting obligations during 2005.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid by the Company to: (i) its Chief Executive Officer, Chairman and Chief Financial Officer; and (ii) its most highly compensated officers whose cash compensation exceeded $100,000 for services performed during the year ended December 31, 2005.

                         ANNUAL COMPENSATION                                              LONG TERM COMPENSATION
                         -------------------                                              ----------------------
                                                                                    Awards                           Payouts
                                                                                    ------                           -------
                                                                           Restricted    Securities
                                                            Other Annual      Stock      Underlying
Name and Principal                                          Compensation     Award(s)      Options        LTIP        All Other
Position              Year         Salary ($)     Bonus ($)     ($)             ($)        SARs(#)     Payouts ($)  Compensation ($)
------------------    ----         ----------     --------- ------------     --------      -------     -----------  ----------------
                      2005          245,000             0             0       275,000     1,250,000         0             0
William Robinson      2004                0             0             0             0             0         0             0
President and CEO     2003                0             0             0             0             0         0             0


                      2005          115,000             0             0        75,000       750,000         0             0
James Alman           2004                0             0      $ 65,000             0             0         0             0
Vice-President        2003                0             0             0             0             0         0             0


                      2005           86,886             0             0        40, 000      600,000         0             0
Barry Nelsen (5)      2004                0             0      $129,000             0             0         0             0
Vice-President        2003                0             0             0             0             0         0             0

David Barnes          2005                0             0        59,000        59,000       750,000         0             0
CFO                   2004                0             0             0             0             0         0             0
                      2003                0             0             0             0             0         0             0

The Company does not have any annuity, retirement, pension or deferred compensation plan or other arrangements under which an executive officer is entitled to participate without similar participation by other employees.

The company currently has an option plan subject to shareholder approval.

      ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of April 14, 2006, there were (i) 56,912,893 shares of our Class A Common Stock issued and outstanding; (ii) 545,455 shares of our Class B Common Stock issued and outstanding; and (iii) 2 shares of our Class C Common Stock issued and outstanding.

The following table sets forth certain information as of December 31, 2005, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) each director, and named executive officer of the Company, and (iii) all officers and directors as a group:

                                                                                     Amount and Nature
                                                                                     of Beneficial           Percentage of
                                                      Position with                  Ownership of Class      Securities(1)
Name/Address of Beneficial                            Company                        A Common Stock
Owner*                                                                               (1)(2)
------------------------------------------------------------------------------------------------------------------------------
William C. Robinson(3)(4)                             Chairman and CEO               10,119,018                     17.8%

James Alman                                           Vice President and              1,325,000                      2.3%
                                                      Director

David M. Barnes                                       Chief Financial Officer            50,000                      0.1%

Michael Lawson                                        Director                        4,488,461                      7.9%

Frank Lively                                          Director, Secretary             3,627,885                      6.4%
                                                       and Treasurer

Keith Vierela                                         Director and COO                3,602,885                      6.3%

Stephen I.                                            Director                           25,000                      0.0%
Johnson RADM USN (ret.)

Joseph A. Grace, Jr.                                  Director                           25,000                      0.0%

Marinko Vekovic                                       Director                           25,000                      0.0%

Cherokee Raiders, L.P.                                                                9,823,553                     17.3%
5146 South Harvard Ave.
Suite 138
Tulsa, OK 74135

Proxity, Inc.(4)                                                                     17,728,217                    31.1%
1600 Canal St., Suite 1418
New Orleans, LA 70112

All executive officers and Directors as a                                            23,288,249                    40.8%
group (5 persons)

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

(2) 55% of the Class B Common Stock is held by Cherokee Raiders, LP (300,000 shares) and 45% is held by the prior shareholders of TSI (245,455). One each of the 2 issued and outstanding shares of our Class C Common Stock are held by Cherokee Raiders, LP and by Proxity.

(3) Includes all of the shares held by Cherokee Raiders, L.P., a family limited partnership, which is controlled by Mr. Robinson.

(4) Mr. Robinson, the CEO and CFO of Proxity, and his family affiliates own and have voting control of approximately 33% of the outstanding shares of capital stock of Proxity.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2003, Proxity owned 100% of the stock of On Alert. On Alert also purchased the GDS technology and Traptec licenses from Proxity at Proxity's cost. In addition, On Alert has accounts and notes payable to Proxity of $184,506 and $107,011, respectively. As of December 31, 2004, the Company has accounts payable to Proxity of $468,176, respectively. The technology was never funded and Traptec has not continued the development process so all activities related to this technology have been curtailed.

Cherokee's general partner is William C. Robinson. As of December 31, 2003, As of December 31, 2004, the Company had notes payable to Cherokee in the amount of $927,768. As of December 31, 2005 the balance owed to Cherokee was $312,254 plus accrued interest if $185,015. Cherokee is the controlling shareholder of the Company.

William C. Robinson has a controlling interest in Proxity and Cherokee. He is also the CEO of the Company.

On September 19, 2005, the Company consummated a transaction with TSI which resulted in TSI becoming the Company's wholly owned subsidiary. Pursuant to a plan of reorganization and agreement of merger, dated September 19, 2005 Cyber Acquisition Sub, Inc (the "Sub") merged into TSI and the separate existence of Sub ceased, and TSI became the surviving corporation. In connection with the Merger, the Company issued a total of 23,076,923 shares of its Class A Common Stock and 245,455 shares of its Class B Common Stock for all of the issued and outstanding stock of TSI. The Class B shares have 1,000 votes each.

On December 31, 2005 the Company entered into a Loan Agreement with Mr. Robinson in the amount of $460,851. The new note bears interest at the rate of 12%, is unsecured and convertible into the Company's Class A common stock at a price of $0.30 per share. The notes are due on December 31, 2007 and provide for pro-rata acceleration of payment from proceeds in excess of $7,000,000 should the Company raise more than $7,000,000 in any kind of financing.

During the year ended December 31, 2005, Cherokee converted a $600,000 portion of their debt to Class A common shares at the rate of $0.20 per share into 3,000,000 Class A common shares. In addition, the Company issued a Convertible Promissory Note in the amount of $312,255 to Cherokee which replaced the two notes outstanding at December 31, 2004. The new note bears interest at the rate of 12%, is unsecured and convertible into the Company's Class A common stock at a price of $0.30 per share. The notes are due on December 31, 2007 and provide for pro-rata acceleration of payment from proceeds in excess of $7,000,000 should the Company raise more than $7,000,000 in any kind of financing. As additional consideration for extending the due date of the loans, the Company issued 73,553 shares of its Class A common stock valued at $102,974 to Cherokee.

During the year ended December 31, 2005, Proxity loaned the Company funds to be used for working capital purposes which were payable on demand. The Company issued Proxity a Convertible Promissory Note in the amount of $351,600. The note bears interest at the rate of 12%, is unsecured and convertible into the Company's Class A common stock at a price of $0.30 per share. The notes are due on December 31, 2007 and have the same acceleration provision as described in the above paragraph. As additional consideration for extending the due date of the loan, the Company issued 25,000 shares of its Class A common stock valued at $35,000 to Proxity.

During the year ended December 31, 2005, Jim Alman converted $50,000 of the balance of his loan at December 31, 2004 to Class A common shares at the rate of $0.20 per share and received 250,000 Class A common shares. In addition, the Company issued a Convertible Promissory Note to Mr. Alman in the amount of $50,000.The note bears interest at the rate of 12%, is unsecured and convertible into the Company's Class A common stock at a price of $0.30 per share. The note is due on December 31, 2007.

At December 31, 2005 the Company issued Convertible Promissory Notes aggregating $263,266 to four executive employees of the Company in lieu of deferred salaries. The notes bear interest at the rate of 12%, are unsecured and convertible into the Company's Class A common stock at a price of $0.30 per share. The notes are due on December 31, 2007.

At December 31, 2005 the Company issued Convertible Promissory Notes aggregating $124,343 to Frank Lively, a director of the Company in lieu of deferred salaries and for working capital advances made to the Company. The notes were subject to a 10% loan transaction fee and bear interest at the rate of 12%, are unsecured and convertible into the Company's Class A common stock at a price of $0.30 per share. The notes are due on December 31, 2007.

The notes discussed above to Cherokee, Proxity, Billy Robinson, Jim Alman, the four executive employees, and Frank Lively all provide for acceleration of payment from amounts in excess of a minimum of $7,000,000 that are raised in any type of financing. Such prepayments would be made on a pro rata basis among the Noteholders

On March 31, 2006 the Company issued an additional Convertible Promissory Note to Mr. Lively for working capital advances in the amount of $13,056. The note bears interest at the rate of 12% and an origination fee of 10%; is unsecured and convertible into the Company's Class A common stock at a price of $0.30 per share. The note is due on December 31, 2007 and provides for acceleration of payment from amounts in excess of a minimum of $7,000,000 that are raised in any type of financing on a pro rata basis with other Noteholders.

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

4.16 Amended Convertible Promissory Note Issued to Joseph Theismann in the Amount of $117,000 due September 30, 2005.

4.17                    Form of  Subscription  Agreement dated November 4,
                        2005 by and between the Company and Equipment Depot Inc. incorporated by reference to Exhibit 10.23 filed with the November 10, 2005 on a Form 8-K)

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

                        $2,000,000 Form of Subscription Agreement dated November 4, 2005 by and between the Company and Equipment Depot Inc. (incorporated by reference to Exhibit 10.23 filed with the November 2005 on Form 8-K).

10.24 Securities Purchase Agreement, dated as of April 1, 2005, by and among Cyber Defense Systems, Inc. (the "Company"), and AJW Partners, LLC.("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners ("Qualified") and New Millenium Capital Partners, II, LLC ("Millenium") (incorporated by reference to Exhibit
                        10.24 filed with the March 20, 2005 on Form 8-K).


21                      List of Company's subsidiaries

31.1*                   Rule 13a-14(a)/15d-14(a) Certification

31.2*                   Rule 13a-14(a)/15d-14(a) Certification

32.1*                   Section 1350 - Certification

32.2*                   Section 1350 - Certification

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

The Company filed a Current Report on Form 8-K on September 19, 2005 regarding the exercise of the option to acquire TSI whereby TSI became a wholly owned subsidiary of the Company.

The Company filed a Current Report on Form 8-K on September 28, 2005 regarding the Investrend "Spotlight Coverage" analysis of the Company.

The Company filed a Current Report on Form 8-K/A on December 7, 2005 regarding the merger of TSI and the Company.

The Company filed a Current Report on Form 8-K on February 1, 2006 regarding the departure of Directors or Principal Officers, the election of Directors and the appointment of Principal Officers.

The Company filed a Current Report on Form 8-K on March 15, 2006 regarding the Company entering into a Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, and new Millenium Partners, II, LLC.

The Company filed a Current Report on Form 8-K on April 11, 2006 regarding a press release about the financial results of the year ended December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.


Year ended December 31,

                                     2005                          2004
                                     ----                          ----

Audit Fees                          $ 80,560                       $78,785
Audit Related Fees                  $ 17,633                       $     0
Tax Fees                            $  3,500                       $     0
Other Fees                          $      0                       $     0
Total Fees                          $101,693                       $78,785

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of April 2006.

                                    CYBER DEFENSE SYSTEMS, INC.



                                    By: /s/ William C. Robinson
                                        ----------------------------------------
                                        William C. Robinson, Chairman, CEO
                                        and Principal Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed by the following persons in the capacities and on the dates indicated.

     Signature                                                     Title                                   Date
     ---------                                                     -----                                   ----
/s/ William C. Robinson                                  Chairman, Chief Executive Officer,           April 17, 2006
-----------------------                                  Principal Executive Officer
William C. Robinson

/s/ James Alman                                          President and Director                       April 17, 2006
--------------------------------------
James Alman

/s/ David M. Barnes                                      Chief Financial Officer                      April 17, 2006
--------------------------------------
David M. Barnes

/s/ Stephen I. Johnson RADM USN (ret.)                   Director                                     April 17, 2006
--------------------------------------
Stephen I. Johnson RADM USN (ret.)

/s/ Joseph A. Grace, Jr.                                 Director                                     April 17, 2006
--------------------------------------
Joseph A. Grace, Jr.

/s/ Marinko Vekovic                                      Director                                     April 17, 2006
--------------------------------------
Marinko Vekovic

/s/ Keith Vierela                                        Chief Operating Officer                      April 17, 2006
--------------------------------------                   Director
Keith Vierela

/s/ Frank Lively                                         Director                                     April 17, 2006
--------------------------------------
Frank Lively

/s/ Mike Lawson                                          Director                                     April 17, 2006
--------------------------------------
Mike Lawson


          CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY

                             INDEX

                                                                        Page
                                                                       Number
                                                                       ------

PART II.

Report of Independent Registered Public Accounting Firm...........       F-1

Consolidated Balance Sheets as of
December 31, 2005 and 2004........................................       F-2

Consolidated Statements of Operations for the Years Ended
December 31, 2005 and December 31, 2004...........................       F-3

Consolidated Statements of Stockholders' Deficit for the Years
Ended December 31, 2005 and December 31, 2004.....................       F-4

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2005 and December 31, 2004...........................       F-5

Notes to the Consolidated Financial Statements....................    F-7 - F-25

[LETTERHEAD - HANSEN, BARNETT & MAXWELL]      Registered with the Public Company
                                                  Accounting Oversight Board
                                               [LOGO]  an independent member of
                                                          BAKER TILLY
                                                         INTERNATIONAL

 A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
  5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
    Phone: (801) 532-2200
     Fax: (801) 532-7944
       www.hbmcpas.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Cyber Defense Systems, Inc.
St. Petersburg, Florida

We have audited the consolidated balance sheets of Cyber Defense Systems, Inc. and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cyber Defense Systems, Inc. and Subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had losses and working capital deficits for 2005 and 2004. As discussed in Note 1 to the financial statements, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                              HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
April 12, 2006

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                                  DECEMBER 31,   DECEMBER 31,
                                                                      2005          2004
                                                                  -----------    -----------
                                         ASSETS

CURRENT ASSETS:

 CASH AND CASH EQUIVALENTS ....................................   $       476    $   206,270
 ACCOUNT RECEIVABLE ...........................................       364,299        747,155
 INVENTORIES ..................................................       336,523             --
 PREPAID INTEREST..............................................        32,580             --
                                                                  -----------    -----------
 TOTAL CURRENT ASSETS .........................................       733,878        953,425
                                                                  -----------    -----------
OTHER ASSETS

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
  OF $10,173 AND $2,138 RESPECTIVELY ..........................        91,973          5,603
DEPOSITS ON EQUIPMENT .........................................       150,976        150,976
DEPOSITS ON AIRSHIPS ..........................................            --      1,175,000
LOAN COSTS, NET OF ACCUMULATED AMORTIZATION
OF $364,697 AND $5,292, RESPECTIVELY...........................     1,228,897         12,849
SECURITY DEPOSITS .............................................         7,371          7,156
AIRSHIP MANUFACTURING LICENSE, NET OF ACCUMULATED
AMORTIZATION OF $230,993  .....................................    14,024,656             --
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION
OF $61,113 AND $27,777, RESPECTIVELY .........................         38,887        506,252

                                                                  -----------    -----------
TOTAL ASSETS ..................................................   $16,276,638    $ 2,811,261
                                                                  ===========    ===========

                         LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES.......................   $ 2,996,827    $ 1,319,772
ACCRUED INTEREST ..............................................       329,626             --
ACCOUNTS PAYABLE - RELATED PARTIES ............................        53,337        468,176
DEFERRED REVENUE ..............................................       450,000             --
ASSUMED DEBT OF SUBSIDIARY ....................................            --         33,337
NOTES PAYABLE - RELATED PARTIES ...............................     1,562,315      1,137,768
NOTES PAYABLE - UNRELATED PARTIES .............................     1,728,075        242,216
EMBEDDED DERIVATIVE LIABILITY..................................    10,057,733             --
                                                                  -----------    -----------
TOTAL CURRENT LIABILITIES .....................................   $17,177,913    $ 3,201,269
                                                                  -----------    -----------
LONG-TERM NOTES PAYABLE NET OF DISCOUNT OF $2,762,333..........       655,358             --
DEFERRED TAXES ................................................       217,325             --
                                                                  -----------    -----------
TOTAL LIABILITIES .............................................    18,050,596      3,201,269
                                                                  -----------    -----------
MINORITY INTEREST IN CYBER AEROSPACE, CORP. (6.2% in 2004).....            --         26,581

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:

CLASS A PREFERRED STOCK, $0.001 PAR VALUE; 100,000,000 SHARES
AUTHORIZED; NONE ISSUED AND OUTSTANDING .......................            --             --
COMMON STOCK:
CLASS A, $0.001 PAR VALUE; 200,000,000 SHARES AUTHORIZED;
56,912,893 AND 25,921,562 SHARES ISSUED AND
OUTSTANDING RESPECTIVELY ......................................        56,913         25,921
CLASS B, $0.001 PAR VALUE; 200,000,000 SHARES AUTHORIZED;
545,455 AND 150,000 SHARES ISSUED
AND OUTSTANDING RESPECTIVELY ..................................           545            150
CLASS C, $0.001 PAR VALUE; 200,000,000 SHARES AUTHORIZED;
2 SHARES ISSUED AND OUTSTANDING ...............................            --             --
ADDITIONAL PAID-IN CAPITAL ....................................    14,644,966        461,762
ACCUMULATED OTHER COMPREHENSIVE LOSS ..........................            --         (7,064)
ACCUMULATED DEFICIT ...........................................   (16,476,382)      (897,358)
                                                                  -----------    -----------
TOTAL SHAREHOLDERS' DEFICIT ...................................    (1,773,958)      (416,589)
                                                                  -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ...................   $16,276,638    $ 2,811,261
                                                                  ===========    ===========


        The accompanying notes are an integral part of these consolidated financial statements

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    YEAR ENDED       YEAR ENDED
                                                   ------------    ------------
                                                   DECEMBER 31,     DECEMBER 31,
                                                       2005            2004
                                                   ------------    ------------

Revenues .......................................        461,244       3,026,287

Cost of product sold ...........................        449,995       2,200,000
                                                   ------------    ------------

Gross profit ...................................         11,249         826,287
                                                   ------------    ------------

Research and development .......................        691,660              --
General and administrative expenses ............      4,132,422       1,090,153
Impairment of goodwill and licenses.............      4,577,069          19,192
                                                   ------------    ------------
Total Expenses .................................      9,401,151       1,109,345
                                                   ------------    ------------
Loss from Operations ...........................     (9,389,902)       (283,058)

Other Income (Expense)

Interest income ................................          4,689              --
Interest expense ...............................     (2,459,269)        (98,809)
Derivative valuation loss ......................     (6,182,166)            --
Write off of equipment .........................             --         (12,205)
                                                   ------------    ------------
Other Income (Expense), Net ....................     (8,636,746)       (111,014)
                                                   ------------    ------------
Net Loss Before Income Tax and Minority
  Interest                                          (18,026,648)       (394,072)

Income tax benefit .............................      2,447,624              --
Minority interest ..............................             --         (26,581)
                                                   ------------    ------------
Net loss .......................................   $(15,579,024)   $   (420,653)
                                                   ============    ============

Basic and diluted loss per share ...............   $      (0.47)   $      (0.02)
                                                   ============    ============

Weighted average number of Class A
  common shares outstanding ....................     33,397,028      21,125,176
                                                   ============    ============


        The accompanying notes are an integral part of these consolidated financial statements

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                   DECEMBER 31, 2003 THROUGH DECEMBER 31, 2005

                                  Class A            Class B         Class C                  Accumulated
                               Common Stock       Common Stock    Common Stock                   Other      Additional    Total
                           -------------------  --------------  --------------  Accumulated  Comprehensive    Paid-in  Stockholders'
                             Shares    Amount   Shares  Amount  Shares  Amount    Deficit         Loss         Capital     Deficit
                           ---------- --------  ------- ------  ------  ------  -----------  -------------  ---------- -------------
Balance at
December 31, 2003          18,750,000 $ 18,750       --     --      --      --  $  (476,705) $     (6,540)              $  (464,495)

Issuance of 2 Class
C Common Shares in
exchange for on
Alert Shares                                                         2      --

Issuance of 150,000
Class B Common shares
in exchange for note
payable conversion                              150,000    150                                                                  150

Issuance of 6,750,000
Class A common shares
for conversion of
Note payable                6,750,000    6,750                                                                 398,322      405,072

Stock Option
Compensation                                                                                                    63,440       63,440

Issuance of 421,562
Class A common
shares pursuant to
the acquisition of
E-City Software               421,562      421                                                                                  421

Net loss for the year                                                              (420,653)                               (420,653)

Currency translation
adjustments                                                                                          (524)                     (524)
                                                                                            -------------                ----------
Comprehensive
loss                                                                                                                       (421,177)
                                                                                                                         ----------
Balance at                 ---------- --------  ------- ------  ------  ------  -----------  ------------   ----------   ----------
December 31, 2004          25,921,562 $ 25,921  150,000 $  150       2  $   --  $  (897,358) $     (7,064)  $  461,762   $ (416,589)
                           ---------- --------  ------- ------  ------  ------  -----------  ------------   ----------   ----------
Class A common shares
 Issued for services        1,101,017    1,101                                                                 667,648      668,749

Class A and B shares
 issued for acquisitions   24,726,923   24,728  395,455    395                                               9,918,754    9,943,877

Class A shares issued
 to convert notes payable   4,858,000    4,858                                                               1,494,659    1,499,517

Exercise of stock options      88,000       88                                                                   5,121        5,209

Beneficial conversion
 feature on issuance of
 convertible notes and
 warrants                                                                                                    4,065,603    4,065,603

Derivative securities
 issuance charge                                                                                            (2,319,550)  (2,319,550)

Issuance of shares for
 cash                         217,391      217                                                                 249,783      250,000

Stock option
compensation                                                                                                   101,186      101,186

Net loss for the year
                                                                                (15,579,024)                            (15,579,024)

Currency translation
 adjustment                                                                                         7,064                     7,064
                                                                                             ------------               -----------
Comprehensive
 loss                                                                                                                   (15,571,960)
                                                                                                                        -----------
Balance at                 ---------- --------  ------- ------  ------  ------  -----------  ------------   ----------  -----------
December 31, 2005          56,912,893 $ 56,913  545,455 $  545       2      --  $(16,476,382)         --   $14,644,966 $(1,773,958)
                           ========== ========  ======= ======  ======  ======  ===========  ============   ==========  ===========

        The accompanying notes are an integral part of these consolidated financial statements

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED       YEAR ENDED
                                                             DECEMBER 31,      DECEMBER 31,
                                                                 2005             2004
                                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ...............................................  $(15,579,024)     $ (420,653)
   Adjustments to reconcile net loss to net
   cash from operating activities:
     Stock Option Compensation.............................       101,186          63,440
     Minority interest ....................................            --          26,581
     Depreciation and amortization ........................       694,265         121,392
     Impairment of goodwill and licenses...................     4,577,069          19,192
     Loss from derivative .................................     6,182,866              --
     Interest expense from loan discount amortization......     1,774,667              --
     Income tax benefit....................................    (2,447,624)             --
     Issuance of stock for services........................       818,750              --
     Loss on currency adjustment ..........................            --            (524)
     Write off of intangible assets .......................         5,543              --
     Write off of property and equipment ..................            --          12,205
     Gain on sale of airship ..............................            --        (500,000)
     Changes in assets and liabilities:
       Accounts receivable ................................       620,634        (747,155)
       Inventories ........................................      (255,002)             --
       Prepaid interest ...................................       (27,173)             --
       Security deposits ..................................          (215)         (7,156)
       Accounts payable ...................................      (256,701)      1,039,653
       Accrued liabilities ................................       171,111         197,931
       Deferred revenue ...................................       (16,667)             --

                                                              -----------    ------------
NET CASH FROM OPERATING ACTIVITIES ........................    (3,636,315)       (195,094)
                                                              -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Deposits on equipment .................................            --        (150,096)
    Purchase of equipment .................................       (12,000)         (5,668)
    Change in related party receivables/payables ..........      (420,246)        283,670
    Cash received in acquisition ..........................        25,010              --
                                                              -----------    ------------
NET CASH FROM INVESTING ACTIVITIES ........................      (407,236)        127,026
                                                              -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on loan costs ................................      (290,833)        (18,141)
    Proceeds from notes payable ...........................     4,275,000         543,330
    Proceeds from notes payable - related parties .........     1,426,764         638,166
    Principal payments on notes payable ...................      (347,342)       (389,008)
    Principal payments on notes payable - related parties .      (373,542)       (439,911)
    Payments on debt assumed from subsidiary ..............       (33,337)        (65,635)
    Issuance of common stock ..............................       250,000           5,218
    Proceeds from exercise of stock options................         5,209              --
    Loan to TSI ...........................................    (1,074,162)             --
                                                              -----------    ------------
NET CASH FROM FINANCING ACTIVITIES ........................     3,837,757         274,019
                                                              -----------    ------------
Net (decrease) increase in cash and cash equivalents ......      (205,794)        205,951
Cash and cash equivalents, beginning ......................       206,270             319
                                                              -----------    ------------
Cash and cash equivalents, ending .........................     $     476      $  206,270
                                                              ===========    ============


        The accompanying notes are an integral part of these consolidated financial statements

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                              YEAR ENDED       YEAR ENDED
                                                             -------------   ------------
                                                             DECEMBER 31,    DECEMBER 31,
                                                                 2005            2004
                                                             ------------    -------------
Supplemental disclosure of cash flow information:

Cash paid for interest                                       $  217,484      $       9,316
Cash paid for income taxes                                           --                 --

Supplemental disclosure of non-cash investing and financing information:

Issued stock for debt                                         $1,499,517           400,425
Accounts payable paid by related party                               --             24,655
Retirement of fully depreciated assets                               --             29,513
Deposits for purchase of airship                                     --            675,000
Subsidiary minority shareholders' stock issued for
  subscriptions receivable                                           --                166
Licenses purchased with debt                                         --            500,000
Plans and designs purchased with debt                                --            100,000
Capital restructuring                                                --                355




        The accompanying notes are an integral part of these consolidated financial statements

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION, ACQUISITIONS AND MERGERS AND CONTROLLING SHAREHOLDERS --Cyber Defense Systems, Inc. ("the Registrant" or "Cyber Defense" or "the Company") was incorporated on August 19, 2004 in Florida. E-City Software, Inc. ("E-City") was organized in Nevada on May 12, 2000. On Alert Systems, Inc. ("On Alert") was incorporated on March 17, 2003 in Nevada and acquired a control position in E-City in May of 2003 and in Cyber Aerospace Corp. ("Cyber Aerospace") in March 2004. On Alert was merged with and into Cyber Defense on September 1, 2004. On September 1, 2004 E-City was also merged with and into Cyber Defense following the On Alert merger. As a result of the aforementioned, Cyber Defense became the successor to E-City and its shares of class A common stock began trading on the Over the Counter Bulletin Board ("OTC:BB") under the symbol CYDF on September 7, 2004. Due to the nature of the mergers, the fiscal year end of the Company was changed to December 31 effective for Fiscal 2003 and the historical financial statements of the Company are now those of On Alert and will include results of operations for Cyber Aerospace from its date of inception in March 2004, as it was previously a subsidiary of On Alert, and will also include the results of operations of E-City from it's date of merger, September 1, 2004. Cyber Aerospace was merged with and into Cyber Defense effective March 31, 2005. In addition, on September 19, 2005, the Company acquired Techsphere Systems International, Inc. ("TSI") for 23,076,923 Class A common shares and 245,455 Class B common shares (see Note 3).

The controlling shareholders of the company are Proxity, Inc. ("Proxity"), a publicly traded company (under the symbol OTC:BB "PRXT") and Cherokee Raiders, a partnership, ("Cherokee") owning 31% and 17% of the Class A common shares of the Company, respectively. In addition, the former shareholders of TSI also own 245,455 or 45%, of the issued and outstanding shares of Class B common stock and Cherokee owns 300,000, or 55% of such class B shares which allow for 1,000 votes per share and as a result of which Cherokee is the controlling shareholder of the Company. Cherokee and Proxity each own one share of the two shares of Class C common stock issued and outstanding which have certain liquidation preference rights. The Chief Executive Officer of both Proxity and Cherokee is Mr. Robinson, the Chief Executive Officer of the Company. As a result of the above, Cherokee is the controlling shareholder of the Company.

CONSOLIDATION - The accompanying consolidated financial statements include the accounts and transactions of Cyber Defense Systems, Inc. for all periods presented and the accounts and transactions of Cyber Defense, and its TSI wholly owned subsidiary from its date of acquisition on September 19, 2005, (collectively the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. At December 31, 2004, the minority interest of $26,581 shown on the balance sheet represents the shareholdings of stockholders of Cyber Aerospace other than Cyber Defense, of approximately 6.2% multiplied by the then cumulative net income of the Cyber Aerospace subsidiary. The acquisition of the minority interest by the Company was effective as of March 31, 2005 and such minority interest was therefore eliminated at that date (see
Note 3).

On May 23, 2003, the Company paid $40,000 for 35,000,000 shares of common stock of E-city Software, Inc. ("E-city"), representing 77.6% of the total shares outstanding. The purchase included current assets of $71,020 and current liabilities of $152,323, resulting in goodwill of $121,303. Management determined that the value of the goodwill was impaired and the total amount was written off. The accompanying consolidated financial statements include the accounts and transactions of On Alert Systems, Inc. for all periods presented and the accounts and transactions of E-City from the date of its acquisition until it was merged into Cyber on September 1, 2004. Intercompany accounts and transactions have been eliminated in consolidation.

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

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BUSINESS CONDITION - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the period ended December 31, 2004, the Company recorded revenue of $3,026,287 but incurred a net loss of $420,653. For the year ended December 31, 2005, the Company recorded revenues of $461,244 and incurred a net loss of $15,579,024. As of December 31, 2005 and 2004 the net working capital deficit was $16,444,035 and $2,247,844, respectively. The lack of sufficient revenues and the loss from operations raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations (see Note 6).

CASH AND CASH EQUIVALENTS -- Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. At December 31, 2005 and 2004 the Company had cash of zero and $106,270, respectively, in excess of federally insured limits.

ACCOUNTS RECEIVABLE -- The Company does not have an allowance for doubtful accounts receivables as management believes that all receivables will be collected.

INVENTORY -- Inventories consist primarily of supplies and parts used for manufacturing and are valued at the lower of average cost or market.

PROPERTY AND EQUIPMENT -- Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from 3 to 5 years. Expenditures for maintenance, repairs, and renewals are charged to expense as incurred. Expenditures for major renewals and betterments that extend the useful lives of existing equipment are capitalized and depreciated. On retirement or disposition of property and equipment, the cost and accumulated depreciation are removed and any resulting gain or loss is recognized in the statement of operations.

Long-lived assets are reviewed for impairment quarterly or when events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on the evaluation, an impairment loss for goodwill related to the acquisition of Cyber Aerospace Corp. of $4,577,069 was recorded in the fiscal 2005. In fiscal 2004 the Company recorded a reduction in the value of certain equipment of $12,205 and an impairment in the value of licenses of $19,192.

MANUFACTURING LICENSE -- The Company acquired an exclusive manufacturing license valued at $14,255,649 with the acquisition of TSI in September, 2005 as described in Note 3. Amortization totaled $230,993 as of December 31, 2005. The Company evaluated the carrying value of the license to determine if the carrying amount warranted revision or may not be recoverable. In management's opinion, an adjustment is not required at December 31, 2005.

REVENUE RECOGNITION -- Service revenues are recognized when the services are performed and the customer is billed. Airship construction revenue is recognized on the percentage of completion method of accounting. Airship sales are recognized when substantially all contract specifications have been met and title passes to the customer.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


COSTS AND EARNINGS IN EXCESS OF BILLINGS AND BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS -- In instances when services are performed on fixed price agreements of a very short duration, the completed contract method of accounting is used whereby revenue is recognized when the work is completed. Where fixed price contracts are for an extended duration, the percentage of completion method of accounting is used whereby revenue is recognized as the work progresses based on actual cost to date to total projected contract cost. Billed amounts in excess of recognized revenue are recorded as Billings in Excess of Cost and Estimated Earnings and billed amounts under recognized revenue are recorded as Costs and Estimated Earnings in Excess of Billings.

DERIVATIVE INSTRUMENTS - The Company does not hold or issue derivative instruments for trading purposes. However, the Company has convertible notes payable that contain embedded derivatives that require separate valuation from the convertible notes under Emerging Issues Task Force Abstract (EITF) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The Company recognizes these derivatives as liabilities in the accompanying balance sheet and measures them at estimated fair value each quarter, and recognizes changes in estimated fair value in the statement of operations in the respective period. The Company has estimated the fair value of these embedded derivatives using the Black-Scholes model.

STOCK BASED COMPENSATION - The Company utilizes the intrinsic-value method as provided by Accounting Principles Board Opinion ("APB") No. 25 in accounting for its stock options and restricted stock plans and provides pro forma disclosure of the compensation expense determined under the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.


The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

                                                         Year ended                  Year ended
                                                      December 31, 2005           December 31, 2004
                                                      -----------------           -----------------
  Net loss, as reported                                $   (15,579,024)            $      (420,653)
  Add (deduct) stock-based
   compensation expense included
   in reported net loss                                        101,186                          --
  Deduct total stock-based
   compensation expense determined
   under fair-value-based method for all awards               (775,754)                         --
                                                       ----------------            ----------------
  Pro forma net loss                                   $   (16,243,592)            $      (420,653)
                                                       ================            ================
  Pro forma basic and diluted net loss per share       $         (0.49)            $         (0.02)
                                                       ================            ================
  Weighted average number of class A
  common shares outstanding                                 33,397,028                  21,125,176
                                                       ================            ================

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ADVERTISING COSTS -- The Company expenses advertising costs as incurred. These costs amounted to $42,482 and $4,458 in 2005 and 2004, respectively.

CONCENTRATIONS OF RISK -- At December 31, 2005, a total of 94% of accounts receivable is due from one customer. In addition, 2 customers comprised 61% and 21% of sales, respectively for the year ended December 31, 2005. During the year ended December 31, 2004, there was one airship sale to one customer.

INCOME TAXES -- No income taxes have been paid or accrued because the Company had no net income for the fiscal year ended December 31, 2005 or 2004. The Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases. Deferred tax assets and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

LOSS PER SHARE --Basic loss per share is calculated by dividing loss available to Class A common shareholders by the weighted-average number of Class A common shares outstanding during each period. Fully diluted loss per share in 2004 and 2005 is anti dilutive due to net losses incurred by the Company. In 2005, potentially dilutive securities include an aggregate of 11,379,900 Class A common shares subject to stock options issued under the 2005 Option Plan resulting and 10,307,886 Class A common shares issuable upon conversion of Convertible Notes Payable, resulting in a weighted average of 3,560,468 shares that would be added to the weighted average shares used to calculate basic earnings per share. Potentially dilutive securities would exclude Class A common shares issuable upon exercise of 4,400,000 warrants issued in connection with the financing received from AJW Partners, LLP and affiliates as discussed in
Note 6, since the exercise price of the warrants exceeds the average market price of the Class A Common Stock in 2005. In 2004, potentially dilutive securities include 88,000 shares subject to a stock option held by All- Stars Marketing since August 9, 2004 resulting in 34,716 additional shares that would be added to the weighted average shares used to calculate basic earnings per share.

FAIR VALUES OF FINANCIAL INSTRUMENTS -- The carrying amounts reported in the balance sheet for notes payable approximate their fair values because the interest rates approximate current interest rates to be charged on similar borrowings.

RECENT ACCOUNTING PRONOUNCEMENTS -- In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board
(APB) No. 25, Accounting for Stock Issued to Employees (APB 25) and requires such transactions to be accounted for using a fair-valued-based method, with the resulting cost recognized in the Company's financial statements. This new standard is effective for annual periods beginning after June 15, 2005. The Company will adopt this pronouncement effective January 1, 2006 and anticipates that the impact on their financial statements will be material due to the 11,379,900 options granted in September, 2005 with a fair value of $2,617,377 of which 50% will vest in 2006 and the remainder in 2007.

In December 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets". SFAS No. 153 amends APB Opinion No. 29, "Accounting for Non-monetary Transactions", to eliminate the exception for non-monetary exchanges of similar productive assets. The Company will be required to apply this statement to non-monetary exchanges after December 31, 2005. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

                   CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In May 2005, FASB issued FASB Statement 154, "Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("FAS 154"). FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods' financial statements of (1) all voluntary changes in principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005.

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

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments," referred to as SFAS No. 155. This statement amends SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS
No. 155 permits fair value remeasurement for hybrid financial instruments that contain embedded derivatives that would require separate accounting. In addition, the statement establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued beginning after an entity's fiscal year beginning on September 15, 2006 with earlier adoption permitted. Management is evaluating the statement and does not believe that it will have a material impact on our financial statements.

In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

Cherokee Raiders - Cherokee's general partner is William C. Robinson. Cherokee also owns 300,000 Class B common shares, each of which entitles the holder to 1,000 votes. As a result, Cherokee is the controlling shareholder of the Company.

William C. Robinson - Mr. Robinson, the CEO of the Company, has significant ownership and control in Proxity and Cherokee Raiders.

See Note 7 - Related Party Notes for additional related party disclosure.

NOTE 3 - ACQUISITIONS

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

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The purchase price was accounted for in accordance with FAS 141, "Business Combinations". Subsequent to the acquisition and merger, the goodwill was impaired. Cyber allocated all but $24,593 of the purchase price to goodwill, which was impaired on the date of acquisition. As a result of the losses incurred through March 31, 2005, the minority interest had been eliminated. There were no net assets attributable to the minority shareholders. All shares of Class A common stock and Class B common stock that comprised the purchase price were treated as if they were issued at March 31, 2005.

The assets acquired and liabilities assumed were as follows:

             Assets Acquired:
             Accounts receivable                               $    13,386
             Deposits on airships for resale                        21,051
             Intangible assets:
                       Plans & designs                               1,145
                       Techsphere marketing rights                   7,403
                                                               -----------
             Net Intangibles                                         8,548

             Goodwill                                            4,577,069
                                                               -----------
             Total Assets Acquired                             $ 4,620,054
                                                               -----------
             Liabilities Assumed:
             Accounts payable & accrued expenses                   $14,168
             Notes payable - related parties                         2,236
                                                               -----------
             Total Liabilities Assumed                              16,404
                                                               -----------

             Net Assets Acquired                               $ 4,603,650
                                                               ===========

Acquisition of TSI

On September 19, 2005, Cyber Defense Systems, Inc. acquired all 100,000 common shares of the outstanding stock of TSI in exchange for 23,076,923 shares of Cyber Class A common stock and 245,455 shares of Cyber Class B common stock valued at $5,340,226 collectively, and TSI became a subsidiary of Cyber. The transaction was accounted for as a purchase business combination in accordance with FAS 141, "Business Combinations". An independent valuation was obtained for both the Cyber stock and TSI's exclusive manufacturing license. In connection with the acquisition by Cyber, TSI underwent a reorganization intended to qualify as a reorganization within the meaning of Section 368(a)(1)(A) and
(a)(1)(D) of the Internal Revenue Code of 1986, as amended resulting in TSI becoming a regular corporation from a limited liability corporation. The 100,000 shares of TSI stock were then exchanged for the Cyber stock mentioned above. Negative goodwill was not recognized in connection with the acquisition of Techsphere. Instead, the excess of the fair value of the net assets over the purchase price was allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the long-term assets.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


At September 19, 2005, the purchase price was allocated to the assets acquired and the liabilities assumed as follows:


               Assets Acquired
               Cash                                         $      25,010
               Accounts receivable                                236,028
               Miscellaneous receivable                             1,750
               Inventory                                           81,521
               Prepaid expenses                                     5,407
               Property, plant & equipment, net                    82,405
               21st Century manufacturing license              14,255,649
               Liabilities assumed                             (6,682,456)
               Deferred Taxes                                  (2,665,088)
                                                            --------------
               Net assets acquired                          $   5,340,226
                                                            ==============

The following pro-forma combined condensed statements of operations present what such results of operations would have been had the acquisition of TSI been consummated on January 1, 2004.


                         -------------- Year ended December 31, 2004 -------------

                             TSI           Cyber     Adjustments        Combined
                         -----------    -----------  ------------    -------------
Revenues                 $ 2,618,844    $ 3,026,287  $(2,200,000)(a) $   3,445,131

Expenses

Cost of Sales              2,036,369      2,200,000   (2,200,000)(a)     2,036,369

General & administrative   2,490,264(b)   1,090,153           --         3,580,417

Impairment loss                   --             --           --                --

                         -----------    -----------  ------------    -------------

Total expenses             4,526,633      3,290,153   (2,200,000)(a)     5,616,786

Loss from operations      (1,907,789)      (263,866)          --        (2,171,655)

Other expense               (359,554)      (156,787)          --          (516,341)

Derivative Valuation
  Loss                            --             --           --                --

Income taxes                      --             --           --                --

                         -----------    -----------  -----------     -------------

Net loss                 $(2,267,343)   $  (420,653) $        --     $  (2,687,996)
                         ===========    ===========  ===========      =============

Basic and diluted loss
  per share                                                          $       (0.06)
                                                                     =============

Weighted average shares
  outstanding                                                           44,202,099
                                                                     =============

                        -------------Year ended December 31, 2005------------------

                             TSI            Cyber     Adjustments        Combined
                        ------------    ------------  -----------       -----------
Revenues                $  2,272,108    $    137,256  $  (128,467)(c)  $  2,280,897

Expenses

Cost of Sales              2,151,684         117,548           --         2,269,202

General & administrative   2,223,396(b)    3,895,278     (128,467)(c)     5,990,207

Impairment loss                   --       4,577,069           --         4,577,069

                        ------------    ------------  -----------      ------------

Total expenses             4,375,050       8,589,895     (128,467)       12,836,478

Loss from operations      (2,102,942)     (8,452,639)          --       (10,555,581)

Other expense               (399,818)     (2,305,153)          --        (2,704,971)

Derivative Valuation
  Loss                            --      (6,182,166)          --        (6,182,166)

Income taxes              (1,615,116)      4,062,740           --         2,447,624

                        ------------    ------------  -----------      ------------

Net loss                $ (4,117,876)   $(12,877,218)                  $(16,995,094)
                        ============    ============                   ============

Basic and diluted
  loss per share                                                       $      (0.33)
                                                                       ============

Weighted average
  shares outstanding                                                     51,858,567
                                                                       ============


Footnotes to Pro Forma Condensed Statement of Operations

(a) - Eliminates intercompany sales and cost of sales for the purchase and sale of an airship.

(b) - Includes the adjustment for amortization of the value of the license with 21st Century Airships, Inc. of $417,301 and $600,305 for fiscal 2005 and 2004, respectively, as if the transaction had occurred as of January 1, 2004

(c) - To eliminate the inter-company transaction related to the sale of the license for marketing and integration rights of Airships by TSI to Cyber.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2005 and 2004:

                                               Year Ended                    Year Ended
                                            December 31, 2005             December 31, 2004
                                            -----------------             -----------------
         Machinery and Equipment            $          90,146             $          7,741

         Automobile                                    12,000
                                            -----------------             -----------------
         Total cost                                   102,146                        7,741

         Less Accumulated Depreciation                (10,173)                      (2,138)
                                            -----------------             -----------------
         Net Fixed Assets                   $          91,973             $          5,603
                                            =================             =================


Depreciation expense for the years ended December 31, 2005 and 2004 was $6,748 and $2,138 respectively. During the year ended December 31, 2005, the Company purchased an automobile for $12,000. In addition, the Company acquired machinery and equipment valued at $82,405 as part of the acquisition of TSI.


NOTE 5 - INTANGIBLE ASSETS AND LICENSE AGREEMENT

As discussed in Note 3, the Company acquired the exclusive, worldwide license for the manufacture of its airships with 21st Century Airships, Inc. with the acquisition of TSI. The value recorded for the license was $14,255,649. The cost is being amortized over the life of the license of 18 years, resulting in monthly amortization of $65,99. Accumulated amortization as of December 31, 2005 and 2004 was $230,933 and $0, respectively. The agreement calls for royalty payments relating to the sales of airships ranging from $450,000 for a low altitude airship, $600,000 for a medium altitude airship, 10% of the gross sales price of a high altitude airship and $400,000 for the manufacture of a low altitude airship used for commercial advertising purposes. Payments are to be made on any royalties due upon receipt of payment from the customer on a proportionate basis as defined in the agreement and in full within 120 days of completion of the manufacturing process.

The agreement calls for a minimum royalty payment of $1,000,000 for the period of January 17, 2005 through January 16, 2006. The Company has accrued $955,578 related to this royalty in the balance sheet as of December 31, 2005. The Company has executed an amendment to the license agreement in April, 2006 providing payment terms of $200,000 each on May 15 and July 15, 2006, and $150,000 each for four months on the fifteenth of each month ending November 15, 2006.

In 2004, the Company purchased designs and plans for unmanned air vehicles
(UAVs) which have a useful life of 3 years. The cost was $100,000 and the monthly amortization is $2,777. Accumulated amortization at December 31, 2005 and 2004 was $61,113 and $27,777, respectively.

The Company purchased the rights to two licensing agreements - the GDS license on April 7, 2003 and the Traptec license on November 10, 2003 from Proxity Digital Networks, a related party. The GDS license is an exclusive license for the Company to sell licensed equipment throughout the world. The Traptec license gives the Company the right to represent Traptec Corporation as a marketing representative on the exclusive basis to sell surveillance and security equipment and other such products to the military and other federal agencies. The licensing agreements have been recorded at the historical cost to Proxity. As of December 31, 2004, the Company determined that the effort and resources required to be spent in order to utilize these licenses were more than the Company was able to spend and, therefore, the future cash flows relating to the ownership of the licenses would be negligible. As a result, the licenses were considered impaired in full. The impairment loss recorded in the December 31, 2004 financial statements was $19,192.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - NOTES PAYABLE

On April 1, 2005, the Company entered into a Securities Purchase agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLC ("AJW") to issue up to $4,000,000 of 8% Callable Secured Convertible Notes (the "Notes") with warrants to purchase 4,000,000 shares of common stock at $4.25 per share (the "Warrants") for a total offering price of $4 million. Between April and August, 2005, under the terms of the agreement, the Company issued the Notes and the Warrants. The Company incurred $1,575,453 in fees as part of the offering which consisted of cash payments of $270,833, as well as issuing 61,538 shares of common stock valued at $200,000 and warrants to purchase 400,000 shares of common stock at $4.25 per share valued at $1,104,620. Each Note entitles the holder to convert the Note into the number of shares of common stock resulting from dividing the amount of the Note to be converted by the conversion price. The conversion price is the lesser of $3.65 or 60% of the average of the lowest three intra-day trading prices for the Company's common stock during the 20 trading days immediately preceding the conversion date. The Warrants and the exercise price are subject to equitable adjustment in connection with a stock split, stock dividend or similar transaction. The Warrants have a term of five years from the date of issuance. In connection with that sale, the Company also entered into a Registration Rights Agreement with AJW, requiring it to file a registration statement with the Securities and Exchange Commission registering the shares of common stock issuable upon conversion of the Notes and exercise of the Warrants. The Notes are secured by all of the Company's assets, except for its accounts receivable and proceeds of inventory.

The Notes described above contain embedded derivatives in the form of the Warrants and the beneficial conversion feature. The Warrants were valued at $11,046,200 on the dates of issuance. The beneficial conversion feature was valued at $7,313,576.

The carrying value of these Notes as of December 31, 2005 was $655,358 net of discount. The carrying value will be increased each quarter over the three year period as the accretion related to the embedded derivatives is recorded until the carrying value equals the face value of $4,000,000. As of December 31, 2005, the derivative instruments had a fair value of $10,057,733.

On August 10, 2005, AJW converted $500,000 of the Notes for 500,000 Shares of Class A common stock of the Company and through September 30, 2005 an additional $62,300 was converted into 700,000 shares of class A common stock. On October 4, 2005 an additional $6,867 was converted into 58,000 shares of Class A common stock and on October 20, 2005 an additional $13,350 was converted into 150,000 shares of Class A Common Stock. Such conversions were made at a 40% discount to market pursuant to the terms of the Secured Convertible Note agreements.

Subsequent to year end on March 15, 2006, the Company entered into a Securities Purchase Agreement, dated as of March 14, 2006 with whereby the Company authorized the sale of an aggregate of $2,000,000 of 6% Callable Secured Convertible Notes and warrants to purchase 2,000,000 shares of common stock for a total offering price of $2,000,000. The $2,000,000 is to be funded in three tranches ($1,000,000 on March 15, 2006, $500,000 upon filing the Registration Statement and $500,000 upon effectiveness of the Registration Statement). The Notes are convertible into common stock of the Company at a 40% discount to market pursuant to the terms of the Secured Convertible Note agreements. In connection with the offering, the Company will issue an aggregate of 2,000,000 warrants to purchase Class A common stock at a price of $1.25 per share. The warrants are exercisable for a period of five years from the date of issuance. The conversion of the Notes is subject to an effective Registration Statement. The Notes are secured by all of the Company's assets, except for its accounts receivable and proceeds of inventory. In addition, the lenders have agreed to subordinate to an institutional lender. On March 15, 2006 the Company received $1,000,000 and issued warrants for 1,000,000 shares of common stock valued at $492,900 on the date of issuance. The beneficial conversion feature was valued at $2,166,379.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On February 18, 2005, the Company and Bedlington Securities, Ltd. ("Bedlington") executed a Convertible Promissory Note (the "Bedlington Note") for the principal amount of $250,000 at the rate of 18% per annum. The conversion price was calculated at 50% of the average closing price of the Class A common shares for the 30 days preceding the date of conversion. All amounts so converted were not subject to any accrual of interest. The proceeds of the notes were allocated between the fair value of the beneficial conversion feature and to the note payable based upon their relative fair values. This resulted in a discount on the note of $250,000 which was credited to additional paid-in capital. The Company exercised its right to pay amounts due under the Bedlington Note and upon receipt of the funds issued 217,391 shares of its Class A common stock and the discount of $250,000 was recorded as interest expense.

On March 24, 2005, the Company issued a Convertible Promissory Note to Guy K. Stewart, Jr., its former corporate counsel for the principal amount of $150,000 for unpaid legal fees. Interest accrued on the note at the rate of 18% per annum. Mr. Stewart had the right to convert the outstanding amount of his note into shares of the Class A Common Stock at any time upon five days notice at $1.50 per share. The proceeds of the notes were allocated between the fair value of the beneficial conversion feature and to the note payable based upon their relative fair values. This resulted in a discount on the note of $150,000 which was credited to additional paid-in capital. We subsequently issued 100,000 shares of our Class A Common Stock to Mr. Stewart in satisfaction of his note and the discount of $150,000 was recorded as interest expense.

On December 31, 2005, the Company issued unsecured Demand Notes in the aggregate amount of $154,888 to four of its vendors for goods and services previously provided. The Demand Notes bear interest at the rate of 12% per annum, and are due in four monthly installments beginning March 5, 2006. The payments for March and April, 2006 have not been paid as of the date of this filing and the notes are therefore currently in default.

On December 21, 2005 the Company issued a Secured Commercial Promissory Note for $25,000 in exchange for cash received from Equipment Depot, Inc. of $25,000. The note is secured by 100,000 shares of Company Class A common stock pledged by Cherokee to the lender. The note bears interest at the rate of 9.0% per annum and is due June 19, 2006 with a conditional extension for 60 additional days. The note contains acceleration provisions for payment of the balance plus all accrued interest from any funding of at least $1,000,000.

On August 23, 2004, the Company and Quebec, Inc., ("Quebec") executed a promissory note pursuant to which the Company borrowed $242,216 bearing interest at an annual rate of 24%. The note was secured by securities owned by Mr. Robinson and was paid in full during 2005 with the proceeds from sales of such securities. For the year ended December 31, 2005 and 2004, amortization expense of the loan costs was $12,849 and $5,292, respectively.

The Note payable to 21st Century is in payment of the balance of the license fee for Techsphere. The Company loaned Techsphere $1,000,000 which was paid to 21st Century and the total license fee was $3,000,000. This note was paid in full subsequent to year end.

The Note payable to Mayo Hadden,was assumed as part of the acquisition of TSI. The note originally was due on December 31, 2005. On December 31, 2005, in exchange for the original note and all related accrued interest aggregating $331,250 , the Company issued Promissory Notes bearing interest at a rate of 10% per annum. The note is convertible into the Company's Class A common stock at a price of $0.30 per share and are due on February 25, 2007. The note is callable in the event the Company obtains in excess of a minimum of $7,000,000 that is raised in any type of financing.

The Note payable to CMG Tech was assumed as part of the acquisition of TSI. The note originally was due on December 31, 2005. On December 31, 2005, in exchange for the original note and all related accrued interest aggregating $822,094, the Company issued Promissory Notes bearing interest at a rate of 10% per annum. The note is convertible into the Company's Class A common stock at a price of $0.30 per share and are due on February 25, 2007. The note is callable in the event the Company obtains in excess of a minimum of $7,000,000 that is raised in any type of financing.

The Note payable to Charles McClure is in default as of December 31, 2005. The Company is currently in negotiations regarding extending and amending the terms of the Note with Mr. McClure.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                           December 31,        December 31,
                                                                                              2005                 2004
Current - Unrelated parties

Note payable - Quebec, Inc. - interest accrued at 24% and the note
was due upon sale of securities held as collateral......................                   $         --        $    242,216

Note payable - 21st Century Airship, Inc. - interest accrues at 12%
per annum. The Note was due on August 24, 2005 and is in default at
December 31, 2005, paid in full in March, 2006..........................                        144,844

Convertible Note payable - Mayo Hadden, unsecured, interest accrues
at 10.0% per annum due February 25, 2007................................                        331,250                  --

Convertible Notes payable C.M.G. Tech., interest accrues at 10% per
annum due February 25, 2007 ............................................                        822,094                  --

Note payable Charles McClure, secured by an airship, interest accrues
at 25.0% per annum and is due December 31, 2005, currently in default...                        250,000                  --

Demand  Notes to Vendors - unsecured, interest accrues at 12% per
annum due in 4 equal payments from March 5, 2006 to June 5, 2006........                        154,887                  --

Commercial Promissory Note, - Equipment Depot, Inc., interest at 9.0%
per annum, secured, due June 19, 2006...................................                         25,000                  --

                                                                                           ------------        ------------
                                                                                            $ 1,728,075        $    242,216

Long-term - unrelated parties

Notes payable - AJW Partners, LLP and affiliates, callable secured convertible notes bearing interest at 8% per annum, $917,691 due April 4, 2008; $1,300,000 due May 25, 2008 and $1,200,000
due August 4, 2008 less total discount of $2,762,333 ...................                        655,358                  --
                                                                                           ------------        ------------
NOTES PAYABLE UNRELATED.................................................                    $ 2,383,433         $   242,216
                                                                                           ============        ============


On March 10, 2005 the Company and Commerce Funding Corporation (CFC) executed a Working Capital Financing Agreement relative to a potential secured financing of up to $3,000,000 for a two year term. All borrowings under this potential financing would be collateralized by a first security UCC-1 filing on all assets related to accounts receivable and a Cross Corporate Guaranty by Proxity, Inc., the Company's majority shareholder. In addition, CFC requires a Limited Guaranty of certain provisions in the loan agreement by the Company's Chief Executive Officer. The interest rate on borrowings would be Prime plus 1/2 % and there will be a one time facility fee of 1% of the total credit line payable out of the first funding. In addition, all borrowings are subject to eligibility and the advance rate on eligible receivables, as defined. The Company did not utilize this facility in 2005.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 - NOTES PAYABLE - RELATED PARTIES

During the year ended December 31, 2005, Cherokee converted a $600,000 portion of their debt to Class A common shares at the rate of $0.20 per share into 3,000,000 Class A common shares. In addition, the Company issued a Convertible Promissory Note in the amount of $312,255 to Cherokee which replaced the two notes outstanding at December 31, 2004. The new note bears interest at the rate of 12%, is unsecured and convertible into the Company's Class A common stock at a price of $0.30 per share. The notes are due on December 31, 2007. As additional consideration for extending the due date of the loans, the Company issued 73,553 shares of its Class A common stock valued at $102,974 to Cherokee.

During the year ended December 31, 2005, Proxity loaned the Company funds to be used for working capital purposes which were payable on demand. The Company issued Proxity a Convertible Promissory Note in the amount of $351,600. The note bears interest at the rate of 12%, is unsecured and convertible into the Company's Class A common stock at a price of $0.30 per share. The notes are due on December 31, 2007. As additional consideration for extending the due date of the loan, the Company issued 25,000 shares of its Class A common stock valued at $35,000 to Proxity.

During the year ended December 31, 2005, Billy Robinson loaned the Company funds to be used for working capital purposes which were payable on demand. The Company issued Mr. Robinson a Convertible Promissory Note in the amount of $460,851. The note bears interest at the rate of 12%, is unsecured and convertible into the Company's Class A common stock at a price of $0.30 per share. The notes are due on December 31, 2007. Such prepayments would be made on a pro rata basis. As additional consideration for extending the due date of the loan, the Company issued 20,465 shares of its Class A common stock valued at $28,631 to Mr. Robinson.

During the year ended December 31, 2005, Jim Alman converted $50,000 of the balance of his loan at December 31, 2004 to Class A common shares at the rate of $0.20 per share and received 250,000 Class A common shares. In addition, the Company issued a Convertible Promissory Note to Mr. Alman in the amount of $50,000.The note bears interest at the rate of 12%, is unsecured and convertible into the Company's Class A common stock at a price of $0.30 per share. The note is due on December 31, 2007.

At December 31, 2005 the Company issued Convertible Promissory Notes aggregating $263,266 to four executive employees of the Company in lieu of deferred salaries. The notes bear interest at the rate of 12%, are unsecured and convertible into the Company's Class A common stock at a price of $0.30 per share. The notes are due on December 31, 2007.

At December 31, 2005 the Company issued Convertible Promissory Notes aggregating $124,343 to Frank Lively, a director of the Company in lieu of deferred salaries and for working capital advances made to the Company. The notes were subject to a 10% loan transaction fee and bear interest at the rate of 12%, are unsecured and convertible into the Company's Class A common stock at a price of $0.30 per share. The notes are due on December 31, 2007.

On March 31, 2006 the Company issued an additional Convertible Promissory Note to Mr. Lively for working capital advances in the amount of $13,056. The note bears interest at the rate of 12%, is unsecured and convertible into the Company's Class A common stock at a price of $0.30 per share. The note is due on December 31, 2007 and provides for acceleration of payment from amounts in excess of a minimum of $7,000,000 that are raised in any type of financing on a pro rata basis.

The notes discussed above to Cherokee, Proxity, Billy Robinson, Jim Alman, the four executive employees, and Frank Lively all provide for acceleration of payment from amounts in excess of a minimum of $7,000,000 that are raised in any type of financing. Such prepayments would be made on a pro rata basis among the noteholders. As a result of this acceleration provision, the notes have all been treated as current liabilities.

On December 10, 2004 the Company entered into a loan transaction for $110,000 pursuant to which a promissory note was issued to Joe Theisman, a shareholder and a Company spokesperson. Interest accrued on the note at the rate of 18% per annum. The repayment terms were amended and added unpaid accrued interest of $6,000 to the note and a beneficial conversion feature, allowing Mr. Theismann to convert the principal into common stock at $1.17 per share. The proceeds of the note were allocated between the fair value of the beneficial conversion feature and to the note payable based upon their relative fair values. This resulted in a discount on the note of $117,000. Such note was converted into 100,000 common shares and the discount of $117,000 was recorded as interest expense.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                December 31,    December 31,
                                                                                    2005            2004
                                                                                ------------    -----------
 Current - Related Parties

 Note payable - Cherokee Raiders - interest accrues at 12%
 per annum, due on demand, unsecured .....................................      $         --    $    58,993

 Convertible Promissory Note - Cherokee Raiders, interest at 12%
 per annum, due December 31, 2007, unsecured .............................           312,255             --

 Note payable - Cherokee Raiders - interest accrues at 12%
 per annum, due December 31, 2007 and is unsecured .......................                --        868,775

 Convertible Promissory Note - Proxity Inc., interest at 12% per annum,
 due July 31, 2008, unsecured.............................................           351,600             --

 Convertible Promissory Note - Billy Robinson, interest at 12%
 per annum, due December 31, 2007, unsecured .............................           460,851             --

 Convertible Promissory Note - Jim Alman - interest at 12% per
 annum, due December 31, 2007, unsecured .................................            50,000             --

 Note payable - Jim Alman - interest accrues at 8% per
 annum, due December 5, 2005, unsecured ...................................               --        100,000

 Convertible Promissory Notes - four executive employees - interest at
 12% per annum, unsecured, due December 31, 2007 .........................           263,266             --

 Convertible Promissory Notes - Frank Lively - interest at 12% per
 annum, unsecured, due December 31, 2007 .................................           124,343             --

 Note payable - Joe Theisman - interest accrues at 18%
 per annum, due April 30 through September 30, 2005,
 in equal monthly installments, unsecured. This note
 was converted to common stock on March 31, 2005 .........................                --        110,000
                                                                                  ----------     ----------
                                                                                  $1,562,315     $1,137,768
                                                                                  ==========     ==========


NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

On January 1, 2006 we entered into a new employment agreement with Mr. Robinson. The new agreement supersedes the agreement discussed above. The term of this agreement is for a period of one year subject to renewal for successive one year periods, unless 14 days prior written notice is provided by either party. Mr. Robinson will receive an annual salary of not less than $250,000. The agreement provides for standard benefits, vacation and participation in the Company's bonus pool as defined in the agreement. In addition, the Company shall issue to Employee options to purchase shares of Company stock (Shares) in accordance with the Company's Stock Option Plan. The agreement may be terminated for due cause, upon death, upon disability, voluntary termination by him, or us, without due cause by providing 14 days prior written notice. Mr. Robinson is subject to a non-compete and non-solicitation provision during the employment term and during a specified Post-Employment Period (as defined in the employment agreement).

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 1, 2005, we entered into an employment agreement with our Vice President, James D. Alman. The term of this agreement is for a period of one year, subject to renewal for successive one year periods, unless 14 days prior written notice is provided by either party. Mr. Alman will receive an annual salary of not less than $120,000. In addition, we will issue Mr. Alman 50,000 shares of our Class A Common Stock on the first anniversary of the effective date of the agreement and every anniversary thereafter. The Agreement may be terminated for due cause, upon death, upon disability, voluntary termination by him, or us without due cause by providing 14 days prior written notice. Mr. Alman is subject to a non-compete and non-solicitation provision during the employment term and during a specified Post-Employment Period.

On January 1, 2006, we entered into an employment agreement with our Vice President, James D. Alman. The new agreement supersedes the agreement discussed above. The term of this agreement is for a period of one year, subject to renewal for successive one year periods, unless 14 days prior written notice is provided by either party. Mr. Alman will receive an annual salary of not less than $135,000. The agreement provides for standard benefits, vacation and participation in the Company's bonus pool as defined in the agreement. In addition, the Company shall issue to Employee options to purchase shares of Company stock (Shares) in accordance with the Company's Stock Option Plan. The Agreement may be terminated for due cause, upon death, upon disability, voluntary termination by him, or us without due cause by providing 14 days prior written notice. Mr. Alman is subject to a non-compete and non-solicitation provision during the employment term and during a specified Post-Employment Period.

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

On January 1, 2006, The Company entered into an employment agreement with Keith Vierela as Chief Operating Officer. The new agreement supersedes the agreement discussed above. The term of this agreement is one year, subject to renewal for successive one year periods, unless 14 days prior written notice is provided by either party. Mr. Vierela will receive an annual salary of not less than $150,000. The agreement provides for standard benefits, vacation and participation in the Company's bonus pool as defined in the agreement. In addition, the Company shall issue to Employee options to purchase shares of Company stock (Shares) in accordance with the Company's Stock Option Plan. The Agreement may be terminated for due cause, upon death, upon disability, voluntary termination by him, or us without due cause by providing 14 days prior written notice. Mr. Vierela is subject to a non-compete and non-solicitation provision during the employment term and during a specified Post-Employment Period.

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

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On January 1, 2006, TSI entered into an employment agreement with John Youngbeck as Executive Vice President. The new agreement supersedes the agreement discussed above. The term of this agreement is one year, subject to renewal for successive one year periods, unless 14 days prior written notice is provided by either party. Mr. Youngbeck will receive an annual salary of not less than $100,000. The agreement provides for standard benefits, vacation and participation in the Company's bonus pool as defined in the agreement. In addition, the Company shall issue to Employee options to purchase shares of Company stock (Shares) in accordance with the Company's Stock Option Plan. The Agreement may be terminated for due cause, upon death, upon disability, voluntary termination by him, or us without due cause by providing 14 days prior written notice. Mr. Youngbeck is subject to a non-compete and non-solicitation provision during the employment term and during a specified Post-Employment Period.

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

On January 1, 2006, TSI entered into an employment agreement with Michael Lawson as President. The new agreement supersedes the agreement discussed above. The term of this agreement is one year, subject to renewal for successive one year periods, unless 14 days prior written notice is provided by either party. Mr. Lawson will receive an annual salary of not less than $100,000. The agreement provides for standard benefits, commissions of 2% of all gross sales less costs registered by the employee, vacation and participation in the Company's bonus pool as defined in the agreement. In addition, the Company shall issue to Employee options to purchase shares of Company stock (Shares) in accordance with the Company's Stock Option Plan. The Agreement may be terminated for due cause, upon death, upon disability, voluntary termination by him, or us without due cause by providing 14 days prior written notice. Mr. Lawson is subject to a non-compete and non-solicitation provision during the employment term and during a specified Post-Employment Period.

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

On January 1, 2006, the Company entered into an hourly consulting agreement for with Frank Lively. The new agreement supersedes the agreement discussed above. Fees due under the consulting agreement are convertible into Class A common shares of the Company by Mr. Lively at the lesser of $0.30 per share or the closing price on the date of conversion.

On January 1, 2006, the Company entered into an hourly consulting agreement for with Steve Johnson. Fees due under the consulting agreement are convertible into Class A common shares of the Company by Mr. Lively at the lesser of $0.30 per share or the closing price on the date of conversion.

The Company has an exclusive agreement with Traptec Corporation to represent Traptec Corporation as a marketing representative. The parties have agreed to divide equally the before tax net profits generated from any such sales as generated under the agreement. However, the parties have agreed that if their efforts have not generated over $200,000 in net sales profits, to be divided equally, by the end of the 2005, the total license fee for that year shall be at least $100,000 to Traptec Corporation. As of December 31, 2005, no sales have been made in connection with this license. The Company believes that there have been significant breaches by Traptec under the license agreement and as such believes that no minimum amounts are due to Traptec.

On April 13, 2005, Proxity, then our majority shareholder, announced its intention to declare a dividend of shares of our common stock, owned by Proxity, to its holders of record. For each 500 shares of Proxity common stock held by a Proxity shareholder on the record date, Proxity will grant a dividend of one share of common stock of Cyber Defense. Proxity intends to distribute a total of approximately 560,000 shares of Cyber Defense to its holders. We have agreed to register such shares under the Securities Act of 1933, as amended. Mr. Robinson owns approximately 33% of the outstanding shares of capital stock of Proxity.

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

The Company has various noncancelable operating leases for administrative office and warehouse facilities. The leases provide for minimum future rentals. Future minimum lease payments under noncancelable operating leases with lease terms exceeding one year as of December 31, 2005 are $95,785 for the year ending December 31, 2006. In addition, the Company leases office space from a related party for $4,000 per month. There is no formal agreement that stipulates the term of the rent.


NOTE 9 - STOCKHOLDERS' DEFICIT

COMMON STOCK - At December 31, 2005, the Company had 56,912,893 shares of Class A Common Stock, 545,455 shares of Class B Common Stock, and 2 shares of Class C Common Stock issued and outstanding with 200,000,000 shares of Class A and Class B Common Stock authorized, par value $.001, and 2,000,000 shares of Class C Common Stock authorized, par value $.001. In addition, the Company had 100,000,000 shares of Class A Preferred Stock authorized, par value $.001, with no shares issued and outstanding and $14,644,966 in additional paid in capital. Class B Common Stock allows for 1,000 votes per share. Class C Common Stock allows for one vote per share and entitles the holder to receive the net assets of the Company upon dissolution. At December 31, 2004, the Company had 25,921,562 shares of Class A Common Stock, 150,000 shares of Class B Common Stock, and 2 shares of Class C Common Stock issued and outstanding and $461,762 in additional paid in capital. The accumulated deficit as at December 31, 2005 and 2004 was $16,476,382 and $897,358 respectively.

During 2005, the Company discontinued banking activity in Canada, which resulted in the recognition of $7,064 of income for the year ended December 31, 2005 related to prior year currency translation adjustments.

NOTE 10 - INCOME TAXES

The Company has paid no federal or state income taxes since its incorporation. As of December 31, 2005 and December 31, 2004, the Company had net operating loss carry forwards for federal income tax reporting purposes of $6,154,864 and $871,229 respectively, which if unused, will begin to expire in 2025 and 2024, respectively. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

The net deferred tax (liability) asset consists of the following:

                                             December 31           December 31
                                                 2005                 2004
                                           ---------------       -------------
  Deferred tax assets
  Operating loss carryforwards             $    2,316,196        $    326,206
  Amortization                                    110,450               8,378
  Depreciation                                     10,739                  --
  Goodwill                                      1,636,234                  --
  Valuation allowance                                  --            (334,584)
                                           ---------------       -------------
                                                4,073,619                  --
  Deferred tax liabilities
  21st Century License                         (4,290,944)                 --
                                           ---------------       -------------
  Net Deferred Tax Asset (Liability)       $     (217,325)       $         --
                                           ===============       =============

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following is a reconciliation of the income tax computed using the federal statutory rate to the provision for income taxes:


                                              December 31         December 31
                                                 2005                2004
                                           ----------------    ----------------

  Tax at federal statutory rate             $   (6,129,060)     $    (143,022)
  Non-deductible expenses                        2,986,630                 --
  Benefit of NOL carryforward                    1,989,480                 --
  Change in valuation allowance                   (334,584)           156,904
  State taxes, net of federal benefit             (654,367)           (13,882)
  Other                                           (305,863)                --
                                            ---------------     ---------------
  Income tax benefit                        $   (2,447,764)     $          --
                                            ===============     ===============


NOTE 11 - STOCK OPTIONS AND RESTRICTED STOCK AWARDS

On September 19, 2005, the Board of Directors approved and adopted the Cyber Defense Systems, Inc. 2005 Stock Option Plan and also approved the grant of stock options covering 11,379,900 shares of Class A common stock to 25 individuals. All such options have a ten year term, are subject to a two year vesting schedule providing for 25 % vesting every six months over the first two years and have an exercise price of $0.20 per share. Stock option expense of $101,186 for the period of September 19 through December 31, 2005 pursuant to Black-Scholes calculations and APB 25 has been recorded for these options.

The weighted average grant date fair value of stock options granted during the fiscal year ended December 31, 2005, calculated using the Black-Scholes option-pricing model, was $0.23.

The fair value of the options granted in fiscal year 2005 was estimated at the date of grant using the Black-Scholes option-pricing model with weighted average assumptions for volatility of 249.9%, interest of 4.25% and an expected life of 10 years.

At December 31, 2005, there were a total of 11,379,900 options outstanding with exercise and weighted average exercise prices of $0.20 and weighted average remaining contractual life of 9.72 years. None of the outstanding options were exercisable at December 31, 2005.

As of December 31, 2004, there were 88,000 exercisable options outstanding with a weighted average exercise price of $0.06. This option was exercised in 2005.

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

The Board of Directors also approved the issuance of 390,000 shares of Class A common stock as Employee Restricted Stock Awards to five employees. Such shares were valued at $0.20 per share and a compensation charge in the aggregate amount of $78,000 has been recorded. In addition, 200,000 shares of Class A common stock valued at $0.20 per share were issued to the directors of the Company and a compensation charge in the aggregate amount of $40,000 has been recorded.

The Company also granted an aggregate of 30,461 shares of Class A common stock valued at $94,125 recorded in 2005 as compensation to two consultants.

The Company also granted an aggregate of 300,000 shares of Class A common stock valued at $90,000 recorded in 2005 as compensation to Equipment Depot, Inc.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - SUBSEQUENT EVENTS  (unaudited)

In January, 2006 the Company entered into a Strategic Consulting Agreement for finance consulting services. The agreement calls for a minimum term of 90 days and the payment of the equivalent of $120,000 of the Company's Class A common stock at a 30% discount to the closing price and 150,000 warrants at a price to be determined upon the close of a financing transaction as defined in the agreement.

In February, 2006, the Company entered into an Investor Relations Agreement for a term of one year to provide investor and shareholder relations services to the Company. The agreement calls for a monthly retainer of $6,000 and the issuance of warrants to purchase 600,000 shares of the Company's Class A common stock at a strike price of $0.45 per share with a value of $419,760 on the date of grant. The warrants vest monthly over one year, with 50,000 warrants vesting at the signing of the agreement, subject to immediate vesting of all remaining warrants should the retainer become 30 days past due. The warrants expire 7 years after the anniversary date. The value of these warrants will be recorded ratably over the vesting period of the warrants.

In March, 2005 the Company executed a Due Diligence Agreement with GreenHills Ventures, LLC. ("GreenHills"). Under the agreement, the Company paid GreenHills $10,750 plus expenses for GreenHills to perform due diligence on behalf of potential purchasers a due diligence fee. In addition, the Company agreed to compensate GreenHills for any financing transaction (debt, equity, hybrid security, merger and acquisition or other similar arrangement financing) with any qualified purchaser as defined in the agreement. The compensation consists of the payment of cash of 10% the aggregate value of an equity or non-loan financing and 7% of the value to be paid in Class A common stock of the Company. In the event of a non-equity financing, the compensation consists of payment of cash of 3% of the aggregate value of the transaction and 7% of the value to be paid in Class A common stock of the Company.

The agreement calls for the payment of a breakup fee to be paid under certain conditions as defined in the agreement of 2.5% of the first $5,000,000 of a financing plus 1% of any amount greater than $5,000,000.

In January, 2006 the Company issued a Promissory Note to a vendor in the amount of $88,637 in exchange for services provided to the Company. The note bears interest at a rate of 5.0% per annum and is due the earlier of April 19, 2006 or upon the closing of a funding of at least $1,500,000.

In January, 2006 the Company issued a Convertible Promissory Note in exchange for cash in the amount of $82,000. The note bears interest at the rate of 12%, is unsecured and convertible into the Company's Class A common stock at a price of $0.30 per share. The note is due on December 31, 2007 and provides for acceleration of payment from amounts in excess of a minimum of $7,000,000 that are raised in any type of financing on a pro rata basis.

On April 17, 2006 the Company entered into agreements with Equipment Depot, Inc., to acquire approximately $4,100,000, as valued, of aerospace R & D and production equipment to further the fulfillment of the Company's anticipated contracts and purchase orders. The transaction is expected to close upon the completion of 2,000,000the financing, institution's due diligence and legal review. The Company is paying approximately $2.7 million, in a combination of cash and the exchange of newly issued common stock of the Company, valued at
1.00 a share for the purposes of the transactions, to complete the purchase.