Form 10QSB
period 2006-03-31
CYBER DEFENSE SYSTEMS INC
filed 2006-05-15
CIK 1118480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                   FORM 10-QSB

                  For the Quarterly Period Ended March 31, 2006

                        Commission File Number: 333-46424

                           CYBER DEFENSE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                   FLORIDA                                  55-0610380
 -------------------------------------           -------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                  Identification No.)

 10901 ROOSEVELT BOULEVARD, SUITE 100D
        ST. PETERSBURG, FLORIDA                               33716
 -------------------------------------           -------------------------------
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

Indicate by check mark whether the registrant is an accelerated Filer (as defined in Rule 12-b-2 of the Exchange Act). YES [_] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

            Title of Class                   Number of Shares Outstanding
     -----------------------------           -----------------------------
     Class A Common Stock
     (par value $0.001 per share)            59,649,044 as of May 14, 2006
     Class B Common Stock
     (Par Value $0.001 per share)               545,455 as of May 14, 2006
     Class C Common Stock
     Par value $0.001 per share)                      2 as of May 14, 2006

                                      INDEX
                                                                           Page
                                                                          Number
     PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of
   March 31, 2006 (unaudited) and December 31, 2005 .......................    1
Condensed Consolidated Statements of Operations for the
   Three Months Ended March 31, 2006 and 2005 (unaudited) .................    2
Condensed Consolidated Statements of Cash Flows for the
   Three Months Ended March 31, 2006 and 2005 (unaudited) .................  3-4
Notes to the Condensed Consolidated Financial
   Statements (unaudited) ................................................. 5-17

Item 2. Management's Discussion and Analysis of
             Financial Condition or Plan of Operations ....................   18

Item 3. Controls and procedures ...........................................   22


     PART II. OTHER INFORMATION

Item 1. Legal Proceedings .................................................   23

Item 2. Unregistered Sales of Equity Securities ...........................   23

Item 3. Defaults Upon Senior Securities ...................................   23

Item 4. Submission of Matters to a Vote of Security Holders ...............   23

Item 5. Other Information .................................................   23

Item 6. Exhibits and Reports on Form 8-K ..................................   24

Signatures ................................................................   26

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                             March 31, 2006  December 31, 2005
                                                             --------------  -----------------
                                    ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                     $    209,093    $        476
Accounts receivable                                                210,053         364,299
Inventory                                                          355,890         336,523
Prepaid interest                                                        --          32,580
                                                              ------------    ------------
     TOTAL CURRENT ASSETS                                          775,036         733,878

OTHER ASSETS:
Intangible assets, net of accumulated amortization
  of $69,447 and $61,113 respectively                               30,553          38,887
Property and equipment, net of accumulated depreciation
  of $14,635 and $10,173 respectively                               89,146          91,973
Deposits and costs of equipment                                    150,976         150,976
Airship manufacturing license, net of accumulated
Amortization of $428,987 and $230,993 respectively              13,826,662      14,024,656
Loan costs, net of accumulated amortization of $499,713
and $364,697 respectively                                        1,228,171       1,228,897
Security deposits                                                    7,371           7,371
                                                              ------------    ------------
     TOTAL ASSETS                                             $ 16,107,915    $ 16,276,638
                                                              ============    ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                      $  2,933,045    $  2,996,827
Accrued interest                                                   434,681         329,626
Accounts payable related parties                                    53,337          53,337
Deferred revenue                                                   441,667         450,000
Notes payable - related parties' net of discount of
$656,339 and $0, respectively                                    1,027,035       1,562,315
Note payable - unrelated parties, net of discount of
$80,500 and $0, respectively                                     1,689,718       1,728,075
Embedded derivative liability                                   12,843,833      10,057,733
                                                              ------------    ------------
     TOTAL CURRENT LIABILITIES                                  19,423,316      17,177,913
                                                              ------------    ------------

NON-CURRENT LIABILITIES:                                                --              --
Notes payable, net of discount of $3,465,919 and
$2,762,333, respectively                                           951,773         655,358
Deferred taxes                                                          --         217,325
                                                              ------------    ------------

     TOTAL LIABILITIES                                          20,375,089      18,050,596
                                                              ------------    ------------
Commitments and contingencies                                           --              --

SHAREHOLDERS' DEFICIT:

Class A preferred stock, $0.001 par value; 100,000,000
   Shares authorized; none issued and outstanding                       --              --
Common stock:
Class A, $0.001 par value; 200,000,000 shares authorized;
56,912,893 shares issued and outstanding                            56,913          56,913
Class B, $0.001 par value; 200,000,000 shares authorized;
545,455 shares issued and outstanding                                  545             545
Class C, $0.001 par value; 200,000,000 shares authorized;
2 shares issued and outstanding                                         --              --
Additional paid-in capital                                      15,698,421      14,644,966
Deferred compensation                                             (353,616)             --
Accumulated deficit                                            (19,669,437)    (16,476,382)
                                                              ------------    ------------
Total shareholders' deficit                                     (4,267,174)     (1,773,958)
                                                              ------------    ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT              $ 16,107,915    $ 16,276,638
                                                              ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                               THREE MONTHS ENDED
                                    MARCH 31,

                                                                        2006             2005
                                                                        ----             ----

                  Revenues ...................................     $    165,671      $       --

                  Cost of revenues............................     $     80,541      $       --
                                                                   ------------      ------------

                  Gross profit................................     $     85,130      $       --

                  Expenses:
                  Research and development....................           28,386              --
                  General and administrative .................        1,953,752           561,628
                  Impairment of goodwill .....................            --            4,577,069
                                                                   ------------      ------------
                  Total expenses .............................        1,982,138         5,138,697

                  Loss from operations .......................       (1,897,008)       (5,138,697)

                  Other expense
                  Interest expense ...........................         (522,901)         (552,450)
                  Derivative valuation loss ..................         (990,471)             --
                                                                   ------------      ------------
                  Other expense ..............................       (1,513,372)         (552,450)
                                                                   ------------      ------------

                  Net loss before income tax .................       (3,410,380)       (5,691,147)
                                                                   ------------      ------------

                  Income tax benefit .........................          217,325              --
                                                                   ------------      ------------

                  Net loss ...................................     $ (3,193,055)     $ (5,691,147)
                                                                   ============      ============

                  Basic and diluted loss per share ...........     $      (0.06)     $      (0.22)
                                                                   ============      ============
                  Weighted average number of Class A
                   common shares outstanding .................       56,912,893        25,921,562
                                                                   ============      ============


The accompanying notes are an integral part of these condensed consolidated financial statements

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                               THREE MONTHS ENDED
                                    MARCH 31,

                                                                           2006         2005
                                                                           ----         ----
                  CASH FLOWS FROM OPERATING ACTIVITIES
                     Net loss .....................................   $(3,193,055)   $(5,691,147)
                     Adjustments to reconcile net loss to net
                     cash from operating activities:
                       Interest expense on beneficial conversion ..          --          517,000
                       Loan discount accretion ....................       313,915           --
                       Stock option compensation...................       633,695           --
                       Income tax benefit..........................      (217,325)          --
                       Impairment of goodwill .....................          --        4,577,069
                       Issuance of warrant for services ...........        66,144          --
                       Issuance of stock for services .............          --          244,124
                       Depreciation and amortization ..............       345,806         34,009
                       Derivative valuation loss ..................       990,471           --
                     Changes in assets and liabilities:
                      Accounts receivable..........................       154,246           --
                      Inventories..................................       (19,367)      (383,679)
                      Prepaid interest.............................        32,580           --
                      Accounts payable and accrued liabilities ....        81,927       302,945
                      Accrued interest.............................       138,648           --
                      Deferred revenue.............................        (8,333)          --
                                                                      -----------    -----------
                  NET CASH FROM OPERATING ACTIVITIES ..............      (680,648)      (399,679)
                                                                      -----------    -----------
                  CASH FLOWS FROM INVESTING ACTIVITIES

                     Change in related party receivables/payables .          --          (16,267)
                     Purchase of equipment.........................        (1,635)          --
                                                                      -----------    -----------
                  NET CASH FROM INVESTING ACTIVITIES ..............        (1,635)       (16,267)
                                                                      -----------    -----------
                  CASH FLOWS FROM FINANCING ACTIVITIES
                     Proceeds from notes payable ..................     1,082,000           --
                     Principal payments on notes payable ..........      (193,566)          --
                     Payments on loan costs .......................       (85,000)          --
                     Proceeds from notes payable, related parties .        87,466           --
                     Principal payments on notes payable
                      related parties .............................          --          (34,900)
                     Payments on assumed debt......................          --           (4,000)
                     Issuance of common stock .....................          --          250,000
                                                                      -----------    -----------
                  NET CASH FROM FINANCING ACTIVITIES ..............       890,900        211,100
                                                                      -----------    -----------
                  Net (decrease) increase in cash .................       208,617       (204,846)
                  Cash and cash equivalents, beginning ............           476        206,270
                                                                      -----------    -----------
                  Cash and cash equivalents, ending ...............   $   209,093    $     1,424
                                                                      ===========    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                               THREE MONTHS ENDED
                                    MARCH 31,

                                                                              2006         2005
                                                                              ----         ----

                  Supplemental disclosure of cash flow information:

                  Cash paid for interest ...............................   $   19,235   $    7,000
                  Cash paid for income taxes ...........................         --           --

                  Supplemental disclosure of non-cash investing
                    and financing information:

                  Common Stock issued for debt .........................         --        117,000
                  Common Stock issued for shares of Cyber Aerospace ....         --      4,603,650

                                                                           ----------   ----------


The accompanying notes are an integral part of these condensed consolidated financial statements

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION, ACQUISITIONS AND MERGERS AND CONTROLLING SHAREHOLDERS --Cyber Defense Systems, Inc. ("the Registrant" or "Cyber Defense" or "the Company") was incorporated on August 19, 2004 in Florida. E-City Software, Inc. ("E-City") was organized in Nevada on May 12, 2000. On Alert Systems, Inc. ("On Alert") was incorporated on March 17, 2003 in Nevada and acquired a control position in E-City in May of 2003 and in Cyber Aerospace Corp. ("Cyber Aerospace") in March 2004. On Alert was merged with and into Cyber Defense on September 1, 2004. On September 1, 2004 E-City was also merged with and into Cyber Defense following the On Alert merger. As a result of the aforementioned, Cyber Defense became the successor to E-City and its shares of class A common stock began trading on the Over the Counter Bulletin Board ("OTC:BB") under the symbol CYDF on September 7, 2004. Due to the nature of the mergers, the fiscal year end of the Company was changed to December 31 effective for Fiscal 2003 and the historical financial statements of the Company are now those of On Alert and include results of operations for Cyber Aerospace from its date of inception in March 2004, as it was previously a subsidiary of On Alert, and includes the results of operations of E-City from it's date of merger, September 1, 2004. Cyber Aerospace was merged with and into Cyber Defense effective March 31, 2005 with the acquisition of the 6.19% minority interest in Cyber Aerospace for 1,650,000 shares of class A common stock and 150,000 shares of class B common stock. In addition, on September 19, 2005, the Company acquired its wholly owned subsidiary Techsphere Systems International, Inc. ("TSI") for 23,076,923 Class A common shares and 245,455 Class B common shares.

The controlling shareholders of the company are Proxity, Inc. ("Proxity"), a publicly traded company ("PRXT") and Cherokee Raiders, a partnership, ("Cherokee") owning approximately 30.1% and 17.0% of the Class A common shares of the Company, respectively as of March 31, 2006. In addition, the former shareholders of TSI also own 245,455 or 45%, of the issued and outstanding shares of Class B common stock and Cherokee owns 300,000 or 55% of such class B shares which allow for 1,000 votes per share and as a result, Cherokee is the controlling shareholder of the Company. Cherokee and Proxity each own one share of the two shares of Class C common stock issued and outstanding which have certain liquidation preference rights. The Chief Executive Officer of both Proxity and Cherokee is Mr. Robinson, the Chief Executive Officer of the Company.

CONSOLIDATION - The accompanying condensed consolidated financial statements include the accounts and transactions of Cyber Defense Systems, Inc. for all periods presented and the accounts and transactions of Cyber Defense, and its TSI wholly owned subsidiary from its date of acquisition on September 19, 2005, (collectively the "Company"). Intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation -- The unaudited financial statements included in this Form 10-QSB have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB of the Securities and Exchange Act of 1934, as amended. The financial information furnished herein reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented.

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to such rules and regulations.

Condensed Interim Financial Statements -- The accompanying unaudited condensed consolidated financial statements include the accounts of Cyber Defense Systems, Inc. and its subsidiary, collectively ("Cyber" or the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006 and such financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2005 and other filings made with the Securities and Exchange Commission.

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

Management's Intentions - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the quarter ended March 31, 2006 the Company recorded revenues of $165,671 and incurred a net loss of $2,993,055. For the year ended December 31, 2005, the Company recorded revenues of $461,244 and incurred a net loss of $15,579,024. As of March 31, 2006 and December 31, 2005 the net working capital deficit was $18,448,280 and $16,444,035, respectively. The lack of sufficient revenues and the loss from operations raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as further discussed in Note 4, 5 and 9 as may be required, and ultimately to attain successful operations.

Cash and Cash Equivalents -- Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. At March 31, 2006 and December 31, 2005 the Company had $109,093 and $0 of cash, respectively, in excess of federally insured limits.

Inventory -- At March 31, 2006 and December 31, 2005, inventory of $355,890 and $336,523, respectively primarily consists of parts for the Unmanned Aerial Vehicles ("UAV's") and airships that the Company sells and services.

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

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. For the quarter ended March 31, 2006, management has determined that no impairment of its long lived assets was required. For the quarter ended March 31, 2005, goodwill of $4,577,069 relating to the acquisition of the 6.19% minority interest in Cyber Aerospace as of March 31, 2005 was impaired.

Manufacturing License -- The Company acquired an exclusive manufacturing license valued at $14,255,649 with the acquisition of TSI in September, 2005. Amortization expense relating to the license was $197,994 for the period ended March 31, 2006. The Company evaluated the carrying value of the license to determine if the carrying amount warranted revision or may not be recoverable. In management's opinion, an adjustment is not required at March 31, 2006.

Fair Values of Financial Instruments -- The carrying amounts reported in the balance sheet for notes payable approximate their fair values because the interest rates approximate current interest rates to be charged on similar borrowings.

Revenue Recognition - The Company recognizes service revenues when the services, as specified by the customer and agreed to by the Company, have been performed and the customer accepts the services, and the services are billed. Airship and UAV sales are recognized when contract specifications are met, the price is determined, title passes to the customer and the customer is billed. Reasonableness of collectibility of all revenue transactions is a key element before the transactions are recorded.

Share Based Payments - In December 2004, the Financial Accounting Standards Board issued Statement Number 123 ("FAS 123 (R)"), Share-Based Payments, which was adopted by the Company on January 1, 2006. The Company recognizes compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company has elected to apply FAS 123 (R) using the modified prospective method. Under this method, the Company records compensation expense as awards that were outstanding at the date of adoption continue to vest for the unvested portion of the awards. For the three months ended March 31, 2006 the Company recorded $663,695 in stock compensation expense within general and administrative expenses in the accompanying statement of operations. If the Company had accounted for share based payments under the provisions of FAS 123(R) for the three months ended March 31, 2005 no expense would have been recorded as there were no unvested stock options.

Prior to January 1 2006, the Company used Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148) to account for our stock based compensation arrangements. This statement amended the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by SFAS No. 148, we continued to apply the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for our stock-based employee compensation arrangements.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Derivative Instruments - The Company does not hold or issue derivative instruments for trading purposes. However, the Company has convertible notes payable that contain embedded derivatives that require separate valuation from the convertible notes under Emerging Issues Task Force Abstract (EITF) 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". The Company recognizes these derivatives as liabilities in the accompanying balance sheet and measures them at estimated fair value each quarter, and recognizes changes in estimated fair value in the statement of operations in the respective period. The Company has estimated the fair value of these embedded derivatives using the Black-Scholes model.

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

Loss Per Share --Basic loss per share is calculated by dividing loss available to Class A common shareholders by the weighted-average number of Class A common shares outstanding during each period. Fully diluted loss per share for the quarter ended March 31, 2006 and 2005 is anti dilutive due to net losses incurred by the Company. As of March 31, 2006, potentially dilutive securities in the future include an aggregate of 11,379,900 Class A common shares subject to stock options granted under the 2005 Option Plan resulting in a weighted average of 6,333,381 shares, and 26,110,265 Class A common shares issuable upon conversion of Convertible Notes, resulting in a weighted average of 23,033,731 shares that would be added to the weighted average shares used to calculate basic earnings per share. Potentially dilutive securities would exclude Class A common shares issuable upon exercise of 6,100,000 warrants issued and outstanding, since the exercise price of the warrants exceeds the average market price of the Class A Common Stock for the quarter ending March 31, 2006. For the quarter ended March 31, 2005, potentially dilutive securities include 88,000 shares subject to a stock option held by All- Stars Marketing since August 9, 2004 resulting in 86,240 additional shares that would be added to the weighted average shares used to calculate basic earnings per share.

Recent Accounting Pronouncements -- In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments," referred to as SFAS No. 155. This statement amends SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 permits fair value remeasurement for hybrid financial instruments that contain embedded derivatives that would require separate accounting. In addition, the statement establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued beginning after an entity's fiscal year beginning on or after September 15, 2006 with earlier adoption permitted. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

NOTE 2 - RELATED PARTY TRANSACTIONS

Cyber Aerospace - Prior to March 31, 2005, Cyber Aerospace ("Aerospace") had previously been consolidated with the Company as it was a 93.8% owned subsidiary. All transactions and account balances between the Company and Aerospace were eliminated during consolidation. On March 31, 2005, the Company purchased the minority interest so that Aerospace became a wholly owned subsidiary and was then merged with and into the Company.

Cherokee Raiders - Cherokee's general partner is William C. Robinson. Cherokee also owns 300,000 Class B common shares, each of which entitles the holder to 1,000 votes. As a result, Cherokee is the controlling shareholder of the Company.

William C. Robinson - Mr. Robinson is President, CEO and Chairman of the Company and has significant ownership and control in Proxity and Cherokee Raiders.

During the quarter ended March 31, 2006, Mr. Robinson advanced an additional $70,744 to the Company and Mr. Frank Lively, a director of the Company advanced an additional $16,722.

See Note 5 - Related Party Notes for additional related party disclosure.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3- INTANGIBLE ASSETS AND MANUFACTURING LICENSE

With the acquisition of TSI in September, 2005 the Company acquired an exclusive, worldwide license with 21st Century Airships, Inc. for the manufacture of its airships. The value recorded for the license was $14,255,649 pursuant to an independent valuation which is being amortized over the 18 year life of the license, resulting in monthly amortization of $65,998. Amortization expense for the quarter ended March 31, 2006 was $197,994. The license agreement stipulates royalty payments relating to the sales of airships ranging from $450,000 for a low altitude airship, $600,000 for a medium altitude airship, 10% of the gross sales price of a high altitude airship and $400,000 for the manufacture of a low altitude airship used for commercial advertising purposes. Payments are to be made on any royalties due upon receipt of payment from the customer on a proportionate basis as defined in the agreement and in full within 120 days of completion of the manufacturing process.

The license agreement calls for a minimum annual royalty payment of $1,000,000 for the period of January 17, 2005 through January 16, 2006 and each annual period thereafter ending January 16. The Company has accrued $1,200,000 related to this royalty in the balance sheet as of March 31, 2006. The Company has executed an amendment to the license agreement in April, 2006 providing payment terms with respect to the $1,000,000 royalty through January 16, 2006 of $200,000 each on May 15 and July 15, 2006, and $150,000 each for four months on the fifteenth of each month ending November 15, 2006.

In 2004, the Company purchased designs and plans for unmanned air vehicles (UAV's) which have a useful life of 3 years. The cost was $100,000 and the monthly amortization is $2,778. Amortization expense was $8,334 for the three months ended March 31, 2006 and 2005.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4- NOTES PAYABLE

On March 15, 2006, the Company entered into a Securities Purchase Agreement, dated as of March 14, 2006 with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLC ("AJW") whereby the Company authorized the sale of an aggregate of $2,000,000 of 6% Callable Secured Convertible Notes and warrants to purchase 2,000,000 shares of common stock for a total offering price of $2,000,000. The $2,000,000 is to be funded in three tranches ($1,000,000 on March 15, 2006, $500,000 upon filing a Registration Statement and $500,000 upon effectiveness of the Registration Statement). The conversion price is the lesser of $3.00 or 50% of the average of the lowest three intra-day trading prices for the Company's common stock during the 20 trading days immediately preceding the conversion date. The warrants to purchase Class A common stock are priced at $1.25 per share. The warrants are exercisable for a period of five years from the date of issuance. In connection with the sale, the Company also entered into a Registration Rights Agreement with AJW, requiring it to file a registration statement with the Securities and Exchange Commission registering the shares of common stock issuable upon conversion of the Notes and exercise of the Warrants. The Notes are secured by all of the Company's assets, except for its accounts receivable and proceeds of inventory. In addition, the lenders have agreed to subordinate to an institutional lender. On March 15, 2006 the Company received $1,000,000 in exchange for the 6% Callable Secured Convertible Notes and issued warrants for 1,000,000 shares of common stock valued at $492,900 on the date of issuance. The beneficial conversion feature was valued at $2,599,655. The Company has allocated $1,000,000 of the beneficial conversion feature as a discount on the notes which will accrete over the three year life of the notes.

The Company incurred loan costs totaling $134,290 which consisted of fees paid in cash of $85,000 and a warrant to purchase 100,000 shares of Class A common stock valued at $49,290 which will be amortized over the three year term of the notes.

The carrying value of the March 14, 2006 AJW notes, as well as the notes issued in 2005 to AJW as of March 31, 2006 and December 31, 2005 was $951,773 and $655,358 net of discount, respectively. The carrying value will be increased each quarter over the respective three year lives of the notes as the discount related to the embedded derivatives is recorded until the carrying value equals the face value of the notes.

On January 15, 2006 the Company issued an unsecured note to James Gardiner in the amount of $90,000 in exchange for cash of $82,000 and fees of $8,000. The note is due December 31, 2007, is unsecured and bears interest at the rate of 12% and is convertible into Class A common stock at $0.30 per share at any time. The note contains a beneficial conversion feature which was valued at $127,050 on the date of issuance. The Company has allocated $90,000 of the beneficial conversion feature as a discount on the note, which will accrete over the life of the note. The carrying value of the note as of March 31, 2006 was $9,500 and is recorded in Notes Payable - Unrelated parties in the accompanying balance sheet as of March 31, 2006. On April 20, 2006 the holder converted the note into 300,000 shares of the Company's Class A common stock.

On January 17, 2006 the Company issued an unsecured note in the amount of $88,637 bearing interest at the rate of 5.0% to a vendor in exchange for services previously rendered. The note was originally due in full on April 19, 2006. The Company and the vendor have agreed to amend the payment terms of the note. A payment of $5,000 was made in April, 2006 and monthly payments beginning May 20, 2006 of $10,000, $15,000, $25,000 through July 20, 2006 with the remaining balance of principal and accrued interest due August 30, 2006. The note is personally guaranteed by Mr. Robinson who has pledged certain of his personal assets as collateral.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

On March 20, 2006 the Company issued an unsecured note in the amount of $57,052 to a vendor in exchange for services previously rendered. The note is due in three equal monthly installments of $19,024 beginning March 25, 2006. No interest is due if payments are paid by the due dates. If any monthly installment is past due, the note bears interest at the rate of 10% per annum. The note is currently in default. The Company is in discussions with the vendor to extend the terms of this note.

On April 20, 2006 Mayo Hadden converted $200,000 of his outstanding Convertible
Note into 666,667 shares of common stock at the conversion price of $0.30 per share.

The Company is currently in discussions with Charles McClure to amend his note agreement.

                                                                                   March 31,         December 31,
                                                                                     2006               2005
                                                                                  ----------         ----------

 Current - Unrelated parties

 Convertible Note payable - Mayo Hadden, unsecured, interest accrues
 at 10.0% per annum due February 25, 2007................................        $   331,250      $      331,250

 Convertible Notes payable C.M.G. Tech., unsecured, interest accrues
 at 10% per annum due February 25, 2007 .................................            822,094             822,094

 Note payable Charles McClure, secured by an airship, interest accrues
 at 25.0% per annum and was due December 31, 2005, currently in default..            250,000             250,000

 Notes payable to Vendors - unsecured, interest accrues at 12% per
 annum due in 4 equal payments from March 5, 2006 to June 5, 2006........            106,165             154,887

 Commercial Promissory Note, - Equipment Depot, Inc., interest at 9.0%
 per annum, secured, due June 19, 2006...................................             25,000              25,000

 Note payable to vendor - unsecured, interest accrues at 5%
 per annum, monthly payments, due August 30, 2006.........................            88,637                --

 Convertible Note payable - James Gardiner, unsecured, interest accrues at 10.0% per annum due February 25, 2007, less discount
 of $80,500..............................................................              9,500                --

 Note payable - 21st Century Airship, Inc. - interest accrues at 12%
 per annum. The Note was due on August 24, 2005, paid in full
 in March, 2006..........................................................               --               144,844

 Note payable to vendor - unsecured, interest accrues at 10%
 per annum due in three monthly installments from March 25, 2006
 to May 25, 2006, currently in default...................................             57,072                --
                                                                                ------------        ------------
 TOTAL CURRENT UNRELATED PARTIES.........................................        $ 1,689,718        $  1,728,075
                                                                                ============        ============

 Long-term - unrelated parties

 Notes payable - AJW Partners, LLP and affiliates, callable secured convertible notes bearing interest at 8.0% per annum, $917,691 due April 4, 2008; $1,300,000 due May 25, 2008 and $1,200,000
 due August 4, 2008 less total discount of $2,481,444
 and $2,762,333, respectively ...........................................            936,247             655,358

 Notes payable - AJW Partners, LLP and affiliates, callable secured convertible notes bearing interest at 6.0% per annum,
 due March 13, 2009 less total discount of $984,475......................             15,525                --


                                                                                ------------        ------------
 TOTAL LONG TERM NOTES PAYABLE...........................................       $    951,772        $    655,358
                                                                                ============        ============

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 5 - NOTES PAYABLE - RELATED PARTIES

                                                                                  March 31,     December 31,
                                                                                    2006           2005
                                                                                ------------    -----------

 Convertible Promissory Note - Cherokee Raiders, interest at 12%
 per annum, due December 31, 2007, unsecured .............................           312,255        312,255

 Convertible Promissory Note - Proxity Inc., interest at 12% per annum,
 due July 31, 2008, unsecured.............................................           351,600        351,600

 Convertible Promissory Note - William Robinson, interest at 12%
 per annum, due December 31, 2007, unsecured, net of discount of
 $565,188 and $0, respectively ...........................................              --          460,851

 Convertible Promissory Note - Jim Alman - interest at 12% per
 annum, due December 31, 2007, unsecured .................................            50,000         50,000

 Convertible Promissory Notes - four executive employees - interest at
 12% per annum, unsecured, due December 31, 2007 .........................           263,266        263,266

 Convertible Promissory Notes - Frank Lively - interest at 12% per annum, unsecured, due December 31, 2007 net of discount of
 $91,151 and $0, respectively ............................................            49,914        124,343

                                                                                  ----------     ----------
                                                                                  $1,027,035     $1,562,315
                                                                                  ==========     ==========

On April 19th, 2006, the Board approved a $1,000,000 line of credit with Mr. Robinson. On April 19, 2006 pursuant to the line of Credit, the Company entered into a convertible variable promissory note in the principal amount as of March 31, 2006 of $565,188 including all related accrued interest. The note bears interest at the rate of 12% per annum, is unsecured and is convertible into Class A common stock at $0.30 per share. The note is due on December 31, 2007. The note contains a beneficial conversion feature which was valued at $926,720 on the date of issuance. The Company has allocated $565,188 of the beneficial conversion feature as a discount on the note which will accrete over the life of the note. The carrying value of the note as of March 31, 2006 was $0 and is recorded in Notes Payable - related parties in the accompanying balance sheet as of March 31, 2006.

On April 19, 2006, the Board approved two convertible promissory notes for amounts as of April 17th, 2006, of $83,726 and $13,056, respectively with Frank Lively for cash advanced for working capital plus fees and interest. The notes bears interest at the rate of 12% per annum, is unsecured and is convertible into Class A common stock at $0.30 per share. The notes are due on December 31, 2007. The notes contain a beneficial conversion feature which was valued at $149,457 on the date of issuance. The Company has allocated $91,151 of the beneficial conversion feature as a discount on the balance of the notes as of March 31, 2006 which will accrete over the life of the notes. The carrying value of the notes as of March 31, 2006 was $0 and is recorded in Notes Payable - related parties in the accompanying balance sheet as of March 31, 2006.

On April 19, 2006, the Board approved a convertible promissory note for an aggregate amount as of April 17th, 2006 in the amount of $312,255 plus accrued interest with Cherokee Raiders, LP, by way of cash advanced for working capital plus fees and interest. The note bears interest at the rate of 12% per annum, is unsecured and is convertible into Class A common stock at $0.30 per share. The note is due on December 31, 2007. This note replaces the note dated December 31, 2005 on identical terms.

The three notes discussed above provide for acceleration of payment from amounts in excess of a minimum of $7,000,000 that are raised in any type of financing. Such prepayments would be made on a pro rata basis among certain note holders. As a result of this acceleration provision, the notes have all been treated as current liabilities.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

On April 20, 2006 the Company issued an aggregate of 964,443 shares upon exercise of the conversion rights to Class A common stock at a conversion price of $0.30 per share associated with Convertible Notes in the aggregate amount of $289,333. The four executive employees converted an aggregate of $139,419, Frank Lively converted one of his notes representing deferred salary in the amount of $49,914, and Mr. Robinson and Cherokee each converted $50,000.

NOTE 6- STOCKHOLDERS' DEFICIT

COMMON STOCK - At March 31 2006 and December 31, 2005, the Company had 56,912,893 shares of Class A Common Stock, 545,455 shares of Class B Common Stock, and 2 shares of Class C Common Stock issued and outstanding with 200,000,000 shares of Class A and Class B Common Stock authorized, par value $.001, and 200,000,000 shares of Class C Common Stock authorized, par value $.001. In addition, the Company had 100,000,000 shares of Class A Preferred Stock authorized, par value $.001, with no shares issued and outstanding. Class B Common Stock allows for 1,000 votes per share. Class C Common Stock allows for one vote per share and entitles the holder to receive the net assets of the Company upon dissolution. Additional paid in capital at March 31, 2006 and December 31, 2005 was $15,698,421 and $14,644,966, respectively. At March 31,
2006, deferred compensation totaled $353,616. The accumulated deficit as at March 31, 2006 and December 31, 2005 was $19,469,437 and $16,476,382
respectively.

NOTE 7- INCOME TAXES

The Company has paid no federal or state income taxes since its incorporation. As of March 31, 2006 and December 31, 2005, the Company had net operating loss carry forwards for federal income tax reporting purposes of approximately $7,281,000 and $6,154,864 respectively, which if unused, will expire through 2026. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

NOTE 8- COMMITMENTS AND CONTINGENCIES

On January 1, 2006 we entered into a new employment agreement with Mr. Robinson, the CEO, Chairman and President of the Company. The term of this agreement is for a period of one year subject to renewal for successive one year periods, unless 14 days prior written notice is provided by either party. Mr. Robinson will receive an annual salary of not less than $250,000. The agreement provides for standard benefits, vacation and participation in the Company's bonus pool as defined in the agreement. In addition, the Company shall issue to Employee options to purchase shares of Company stock (Shares) in accordance with the Company's Stock Option Plan. The agreement may be terminated for due cause, upon death, upon disability, voluntary termination by him, or us, without due cause by providing 14 days prior written notice. Mr. Robinson is subject to a non-compete and non-solicitation provision during the employment term and during a specified Post-Employment Period (as defined in the employment agreement).

On January 1, 2006, we entered into a new employment agreement with our Vice President, James D. Alman. The term of this agreement is for a period of one year, subject to renewal for successive one year periods, unless 14 days prior written notice is provided by either party. Mr. Alman will receive an annual salary of not less than $135,000. The agreement provides for standard benefits, vacation and participation in the Company's bonus pool as defined in the agreement. In addition, the Company shall issue to Employee options to purchase shares of Company stock (Shares) in accordance with the Company's Stock Option Plan. The Agreement may be terminated for due cause, upon death, upon disability, voluntary termination by him, or us without due cause by providing 14 days prior written notice. Mr. Alman is subject to a non-compete and non-solicitation provision during the employment term and during a specified Post-Employment Period.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


On January 1, 2006, The Company entered into a new employment agreement with Keith Vierela as Chief Operating Officer. The term of this agreement is one year, subject to renewal for successive one year periods, unless 14 days prior written notice is provided by either party. Mr. Vierela will receive an annual salary of not less than $150,000. The agreement provides for standard benefits, vacation and participation in the Company's bonus pool as defined in the agreement. In addition, the Company shall issue to Employee options to purchase shares of Company stock (Shares) in accordance with the Company's Stock Option Plan. The Agreement may be terminated for due cause, upon death, upon disability, voluntary termination by him, or us without due cause by providing 14 days prior written notice. Mr. Vierela is subject to a non-compete and non-solicitation provision during the employment term and during a specified Post-Employment Period.

On January 1, 2006, TSI entered into a new employment agreement with John Youngbeck as Executive Vice President. The term of this agreement is one year, subject to renewal for successive one year periods, unless 14 days prior written notice is provided by either party. Mr. Youngbeck will receive an annual salary of not less than $100,000. The agreement provides for standard benefits, vacation and participation in the Company's bonus pool as defined in the agreement. In addition, the Company shall issue to Employee options to purchase shares of Company stock (Shares) in accordance with the Company's Stock Option Plan. The Agreement may be terminated for due cause, upon death, upon disability, voluntary termination by him, or us without due cause by providing 14 days prior written notice. Mr. Youngbeck is subject to a non-compete and non-solicitation provision during the employment term and during a specified Post-Employment Period.

On January 1, 2006, TSI entered into a new employment agreement with Michael Lawson as Corporate Marketing Officer. The term of this agreement is one year, subject to renewal for successive one year periods, unless 14 days prior written notice is provided by either party. Mr. Lawson will receive an annual salary of not less than $100,000. The agreement provides for standard benefits, commissions of 2% of all gross sales less costs registered by the employee, vacation and participation in the Company's bonus pool as defined in the agreement. In addition, the Company shall issue to Employee options to purchase shares of Company stock (Shares) in accordance with the Company's Stock Option Plan. The Agreement may be terminated for due cause, upon death, upon disability, voluntary termination by him, or us without due cause by providing 14 days prior written notice. Mr. Lawson is subject to a non-compete and non-solicitation provision during the employment term and during a specified Post-Employment Period.

On January 1, 2006, the Company entered into an hourly consulting agreement for with Frank Lively. The consulting agreement provides for the cancellation of Mr. Lively's prior employment agreement. Fees due under the consulting agreement are convertible into Class A common shares of the Company by Mr. Lively at the lesser of $0.30 per share or the closing price on the date of conversion.

On January 1, 2006, the Company entered into an hourly consulting agreement for with Steve Johnson. Fees due under the consulting agreement are convertible into Class A common shares of the Company by Mr. Johnson at the lesser of $0.30 per share or the closing price on the date of conversion.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In January, 2006 the Company entered into a Strategic Consulting Agreement for finance consulting services. The agreement calls for a minimum term of 90 days and the payment of the equivalent of $120,000 of the Company's Class A common stock at a 30% discount to the closing price and 150,000 warrants at a price to be determined upon the close of a financing transaction as defined in the agreement. The agreement was cancelled effective April 19, 2006 and the Company issued an aggregate of 114,285 shares of Class A Common stock valued at $60,571 pursuant to the terms of a cancellation agreement. The warrants potentially issuable in the agreement were not issued.

In February, 2006, the Company entered into an Investor Relations Agreement for a term of one year to provide investor and shareholder relations services to the Company. The agreement calls for a monthly retainer of $6,000 and the issuance of warrants to purchase 600,000 shares of the Company's Class A common stock at a strike price of $0.45 per share with a value of $419,760 on the date of grant using the Black Scholes method. The warrants vest monthly over one year, with 50,000 warrants vesting at the signing of the agreement, subject to immediate vesting of all remaining warrants should the retainer become 30 days past due. The warrants expire 7 years after the anniversary date. The value of these warrants will be recorded ratably over the vesting period of the warrants. The Company has recognized compensation expense within general and administrative expenses in the accompanying statement of operations for the period ended March 31, 2006 relative to the vested portion of the warrant in the amount of $66,144 and has recorded deferred compensation in the balance sheet as of March 31, 2006 in the amount of $353,616.

In March, 2006 the Company executed a Due Diligence Agreement with GreenHills Ventures, LLC. ("GreenHills"). Under the agreement, the Company paid GreenHills $10,750 plus expenses for GreenHills to perform due diligence on behalf of potential investors as a due diligence fee. In addition, the Company agreed to compensate GreenHills for any financing transaction (debt, equity, hybrid security, merger and acquisition or other similar arrangement financing) with any qualified purchaser as defined in the agreement. The compensation consists of the payment of cash of 10% of the aggregate value of any equity or non-loan financing and 7% of the value to be paid in Class A common stock of the Company. In the event of a non-equity financing, the compensation consists of payment of cash of 3% of the aggregate value of the transaction and 7% of the value to be paid in Class A common stock of the Company.

The agreement calls for the payment of a breakup fee to be paid under certain conditions as defined in the agreement of 2.5% of the first $5,000,000 of a financing plus 1% of any amount greater than $5,000,000.

NOTE 9- SUBSEQUENT EVENTS

On April 17, 2006 the Company entered into agreements with Equipment Depot, Inc., to acquire approximately $4,100,000, as valued, of aerospace R & D and production equipment to further the fulfillment of the Company's anticipated contracts and purchase orders. The transaction is expected to close upon the completion of the financing, institution's due diligence and legal review. The Company is paying approximately $2.7 million, in a combination of $700,000 in cash and the exchange of 1,700,000 newly issued common stock of the Company, valued at $1.00 a share for the purposes of the transactions, to complete the purchase.

On April 20, 2006, the Company issued an aggregate of 223,333 shares of its Class A common stock valued at $118,366 to vendors in exchange for services and to settle existing obligations of the Company.

On April 20, 2006 the Company issued 55,000 shares upon the exercise of stock options by David Barnes, its Chief Financial Officer at the exercise price of $0.20 per share for an aggregate of $11,000.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

On April 27, 2006 the "Company entered into an Agreement, (the "Agreement") dated as of April 25, 2006, by and among the Company, Sierra Nevada Corporation "Sierra" and TSI. The Agreement is intended to clarify the relationship and obligations of the parties, which arise from three prior agreements (the Exclusive Agreement to Provide Integration Services, dated June 30, 2004, the Memorandum of Agreement dated November 4, 2004 and the Subcontract Agreement dated May 11, 2005) which were entered into prior to Techsphere becoming a wholly-owned subsidiary of the Company. The Agreement provides that SNC will serve as the prime contractor to Government End-Users for all Techsphere Airships and provided that Sierra will give Techsphere the right of first refusal to lease or sell other non-Techsphere manufactured airships to Sierra on competitive terms. The Agreement also is intended to arrive at an understanding with respect to amounts claimed by Sierra as owed, which arose from certain expenditures made by Sierra for which they are seeking reimbursement. The Agreement provides that if all other conditions of the Agreement are fulfilled that (i) Sierra will reduce its claim from $780,000 to $500,000; (ii) the Company will within 90 days deliver four MAA-90 airship pods to Techsphere free and clear of any liens and encumbrances and (iii) if a demonstration contract is awarded and Techsphere delivers the completed MAA-90 airship to Sierra, Sierra will set-off the $500,000 payment due from the Company. If the demonstration contract is not awarded and Techsphere does not deliver to Sierra the completed airship within 120 days of the date of award of the demonstration contract, the Company's promissory note to Sierra will become due and payable in accordance with its terms.

Pursuant to the Agreement, the company issued a note to Sierra dated April 25, 2006 in the amount of $500,000 which bears interest at the rate of 8.5% beginning August 25, 2006 secured by the above referenced airship pods.

Pursuant to a letter of proposal with Tatonka Capital Corporation ("Tatonka") dated April 28, 2006, Tatonka will provide construction and transaction financing up to a total of $1,600,000 based on 80% of the acquisition cost for equipment related to certain airships. The interest is 12% payable monthly plus transaction and broker fees in the aggregate of 5% to be deducted from the funding amounts as they occur. In addition, the Company will grant Tatonka shares of Class A common stock equal to 1.3% of the common stock of the Company. The proposal is subject to the completion of satisfactory due diligence, visits to the Company's facilities and completion of acceptable documentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

GENERAL

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB.

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

RESULTS OF OPERATIONS

The Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Revenues for the three months ended March 31, 2006 were $165,671. There were no revenues for the comparable period in 2005.

Cost of revenues for the three months ended March 31, 2006 were $80,541 for which no comparable prior year amount exists.

Research and development costs relative to the development of the Company's airships and UAV's totaled $28,386 for the three months ended March 31, 2006 for which no comparable prior year amount exists.

General and administrative expenses totaled $1,953,752 for the three months ended March 31, 2006 as compared to $561,628 for the three months ended March 31, 2005, a net increase of $1,392,126. The increase is primarily due to increases for 2006 in share based payment expenses of $389,571, and increases in 2006 related to depreciation and amortization of $311,797 as well as expenses related to TSI of $628,679 for the three months ended March 31, 2006 for which no comparable expenses exist for the three months ended March 31, 2005.

The three months ended March 31, 2005 included an impairment of goodwill in the amount of $4,577,069 related to the acquisition of the 6.2% minority interest in Cyber Aerospace, Inc. on March 31, 2005 for which no comparable expense exists for the three months ended March 31, 2006.

Interest expense for the three months ended March 31, 2006 totaling $522,901 consists of interest expense of $226,487 related to various notes payable and the accretion of discount of $296,414 on certain notes payable. Interest expense for the three months ended March 31, 2005 of $552,450 is comprised of interest expense of $35,450 on notes payable and $517,000 of interest expense pursuant to the beneficial conversion feature of certain exchanges of debt to common stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary needs for liquidity and capital resources are the funding of salaries and other administrative expenses related to the management of the Company as well as for payment of the cost of products sold and inventory.

The Company's cash and cash equivalents of $209,093 as of March 31, 2006 is not sufficient to support current levels of operations for the next twelve months and it is therefore necessary for the Company to seek additional financing.

Pursuant to such need, on March 15, 2006, the Company entered into a Securities Purchase Agreement, whereby the Company agreed to issue and sell an aggregate of $2,000,000 of 6% Callable Secured Convertible Notes and warrants to purchase 2,000,000 shares of common stock at a price of $1.25 per share for a total offering price of $2,000,000. The $2,000,000 is to be funded in three tranches of which $1,000,000 was funded on March 15, 2006, $500,000 upon filing the Registration Statement and $500,000 upon effectiveness of the Registration Statement. There can be no assurances that the Company's Registration Statement, when and if filed will be declared effective by the Securities and Exchange Commission.

On January 15, 2006 the Company issued an unsecured note in the amount of $90,000 in exchange for cash of $82,000 and fees of $8,000. The note is due December 31, 2007, is unsecured and bears interest at the rate of 12% and is convertible into Class A common stock at $0.30 per share at any time. On April 21, 2006, the holder converted the note into 300,000 shares of the Company's Class A common stock.

During the quarter ended March 31, 2006, Mr. Robinson advanced an additional $70,744 to the Company and Mr. Frank Lively, a director of the Company advanced an additional $16,722.

On April 17, 2006 the Company entered into agreements with Equipment Depot, Inc., to acquire approximately $4,100,000, as valued, of aerospace R & D and production equipment to further the fulfillment of the Company's anticipated contracts and purchase orders. The transaction is expected to close upon the completion of the financing, institution's due diligence and legal review. The Company is paying approximately $2.7 million, in a combination of $700,000 in cash and the exchange of 1,700,000 newly issued common stock of the Company, valued at $1.00 a share for the purposes of the transactions, to complete the purchase.

On April 19th, 2006, the Board approved a $1,000,000 line of credit with Mr. Robinson. On April 19, 2006 pursuant to the line of Credit, the Company entered into a convertible variable promissory note in the principal amount as of March 31, 2006 of $565,188 under the line of credit including all related accrued interest. The note bears interest at the rate of 12% per annum, is unsecured and is convertible into Class A common stock at $0.30 per share. The note is due on December 31, 2007.

On April 19, 2006, the Board approved two convertible promissory notes for amounts as of April 17th, 2006, of $83,726 and $13,056, respectively with Frank Lively for cash advanced for working capital plus fees and interest. The notes bear interest at the rate of 12% per annum, is unsecured and is convertible into Class A common stock at $0.30 per share. The notes are due on December 31, 2007.

On April 21, 2006 Mayo Hadden converted $200,000 of his outstanding Convertible
Note into 666,667 shares of common stock at the conversion price of $0.30 per share.

On April 21, 2006 the Company issued an aggregate of 964,443 shares to upon exercise of the conversion rights to Class A common stock at a conversion price of $0.30 per share associated with Convertible Notes in the aggregate amount of $289,333. The four executive employees converted an aggregate of $139,419, Frank Lively converted his note representing deferred salary in the amount of $49,914, and Mr. Robinson and Cherokee each converted $50,000.

Pursuant to a letter of proposal dated April 28, 2006 with Tatonka Capital Corporation, Tatonka will provide construction and transaction financing up to a total of $1,600,000 based on 80% of the acquisition cost for equipment related to certain airships. The interest rate is 12% payable monthly plus transaction and broker fees in the aggregate of 5% to be deducted from the funding amounts as they occur. In addition, the Company will grant Tatonka shares of Class A common stock equal to 1.3% of the common stock of the Company. The proposal is subject to the completion of satisfactory due diligence, visits to the Company's facilities and completion of acceptable documentation.

The Company has a working capital financing agreement with Commerce Funding Corporation (CFC) for secured financing of up to $3,000,000 for a two year term ending March 31, 2007 unless earlier terminated. All borrowings under this potential financing will be collateralized by a first security UCC-1 filing on all assets related to accounts receivable and a Cross Corporate Guaranty by Proxity, Inc., the Company's largest shareholder. In addition, CFC requires a Limited Guaranty of certain provisions in the loan agreement by the Company's Chief Executive Officer. The interest rate on borrowings is Prime plus 1/2 %. All borrowings are subject to eligibility of accounts receivable as defined and determined by CFC and the advance rate on eligible receivables, as defined, is 90% for direct Government accounts and 80% for Commercial Accounts.

The Company is in discussions with other potential lending sources, but there can be no assurance that these discussions will be successful or that the Company will obtain sufficient financing or that financing(s) will be structured on agreeable terms.

Subject to the realization of certain financings as described above and the financing available from Commerce Funding Corporation, if we generate eligible receivables to finance, we should be in a position to fund the anticipated level of operations for at least one year. However, there can be no assurances that this will be the case. If the Company does not obtain such additional financing the level of operations may have to be curtailed.

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

Revenue Recognition

The Company recognizes service revenues when the services, as specified by the customer and agreed to by the Company, have been performed and the customer accepts the services, and the services are billed. Airship sales are recognized when contract specifications are met, the price is determined, title passes to the customer and the customer is billed. Reasonableness of collectibility of all revenue transactions is a key element before the transactions are recorded.

Derivative Instruments

The Company does not hold or issue derivative instruments for trading purposes. However, the Company has convertible notes payable that contain embedded derivatives that require separate valuation from the convertible notes under Emerging Issues Task Force Abstract (EITF) 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Company recognizes these derivatives as liabilities in the accompanying balance sheet and measures them at estimated fair value each quarter, and recognizes changes in estimated fair value in the statement of operations in the respective period. The Company has estimated the fair value of these embedded derivatives using the Black-Scholes model.

Share Based Payments

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 ("FAS 123 (R)"), Share-Based Payments, which was adopted by the Company on January 1, 2006. The Company recognizes compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company has elected to apply FAS 123 (R) on a modified prospective method. Under this method, the Company records compensation expense as awards that were outstanding at the date of adoption continue to vest for the unvested portion of the awards.

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

Recent Accounting Pronouncements

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


ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company's principal executive officer and principal financial officer, after evaluating our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15d-14(c) have concluded that as of a date within 90 days of the filing date of this report (the "Evaluation Date") our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls

Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

On April 20, 2006 the Company issued an aggregate of 797,776 shares of its Class A common stock pursuant to the conversion of certain convertible notes payable to certain officers, directors and executive employees of the Company. In addition, the Company issued 166,667 shares to Cherokee Raiders, LLP pursuant to conversion of a portion of its note payable from the Company.

On April 20, 2006 the Company issued an aggregate of 966,667 shares of its Class A common stock pursuant to the conversion of convertible notes from 2 unrelated parties.

On April 20, 2006 the Company issued an aggregate of 337,617 shares of its Class A common stock for services rendered by certain vendors of the Company and in settlement of certain obligations of the Company.

On April 20, 2006 the Company issued 55,000 shares of its Class A common stock upon the exercise of options by its Chief Financial Officer, David M. Barnes.

All securities described above were issued in reliance upon the exemption set forth of Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

All references to the Company's Forms 8-K include reference to File No.
333-46424.

4.18 Form of Stock Purchase Warrant dated March 14, 2006 by and among the Company and AJW Partners, LLC.("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners ("Qualified") and New Millenium Capital Partners, II, LLC ("Millenium") (incorporated by reference to
      Exhibit 4.1 filed with the March 20, 2006 Form 8-K).

10.25 Form of Secured Convertible Note dated March 14, 2006 by and among the Company and AJW Partners, LLC.("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners ("Qualified") and New Millenium Capital Partners, II, LLC ("Millenium") (incorporated by reference to
      Exhibit 10.1 filed with the March 20, 2006 Form 8-K).

10.26 Securities Purchase Agreement dated March 14, 2006 (without schedules) by and among the Company and AJW Partners, LLC. ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners ("Qualified") and New Millenium Capital Partners, II, LLC ("Millenium") (incorporated by reference to
      Exhibit 10.2 filed with the March 20, 2006 Form 8-K).

10.27 Security Agreement dated March 14, 2006 by and among the Company and AJW Partners, LLC. ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners ("Qualified") and New Millenium Capital Partners, II, LLC ("Millenium") (incorporated by reference to Exhibit 10.3 filed with the March 20, 2006 Form 8-K).

10.28 Intellectual Property Security Agreement dated March 14, 2006 by and among the Company and AJW Partners, LLC. ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners ("Qualified") and New Millenium Capital Partners, II, LLC ("Millenium") (incorporated by reference to
      Exhibit 10.4 filed with the March 20, 2006 Form 8-K).

10.29 Registration Rights Agreement dated March 14, 2006 by and among the Company and AJW Partners, LLC. ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners ("Qualified") and New Millenium Capital Partners, II, LLC ("Millenium") (incorporated by reference to
      Exhibit 10.4 filed with the March 20, 2006 Form 8-K).

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

(b) - Reports of Form 8-K

The Company filed a Current Report on Form 8-K on February 1, 2006 regarding the appointment of Mr. Michael Lawson and Mr. Keith Vierela as directors of the Company.

The Company filed a Current Report on Form 8-K on March 20, 2006 regarding the Securities Purchase Agreement dated as of March 14, 2006 with AJW Partners, LLC. ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners ("Qualified") and New Millenium Capital Partners, II, LLC.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CYBER DEFENSE SYSTEMS, INC.

                                                  May 15, 2006




                                            By:   /s/ William C. Robinson
                                                  -------------------
                                                  William C. Robinson
                                                  Chief Executive Officer,
                                                  President and Chairman

                                            By:   /s/ David M. Barnes
                                                  -------------------
                                                  David M. Barnes
                                                  Chief Financial Officer