Form 10KSB/A
period 2004-12-31
CYBER DEFENSE SYSTEMS INC
filed 2006-06-22
CIK 1118480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A-3

     |X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

   |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ________________

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

Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |__| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X| Yes |_| No

The Issuer's revenues for the fiscal year ended December 31, 2004 were $3,503,250. The aggregate market value of the voting stock held by non-affiliates of the Issuer computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of April 14, 2005, was approximately $3.25 per share. Shares of common stock held by each executive officer and director and by certain persons who own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of Issuer's common stock, $0.001 par value, outstanding on April 14, 2005: 28,023,747.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes |_|; No [X]

The Registrant, by this Form 10-KSB/A-3 amends the Form 10-KSB/A-2 filed on May 19, 2005 including changes to the audited financial statements, signature pages and the certifications made by our CEO and CFO. The remaining information in this Form 10-KSB/A-3 has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-KSB/A-3 relates.

                                TABLE OF CONTENTS

                                     PART I

Item 1.    Business .....................................................     01
Item 2.    Description of Property ......................................     09
Item 3.    Legal Proceedings ............................................     09
Item 4.    Submission of Matters to a Vote of Security Holders ..........     09

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters......     10
Item 6.    Management's Discussion and Analysis of Financial Condition
             or Plan of Operations.......................................     17
Item 7.    Financial Statements .........................................     23
Item 8.    Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure ........................     24
Item 8A.   Controls and Procedures ......................................     24

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange Act ..........     25
Item 10.   Executive Compensation .......................................     28
Item 11.   Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters .................     30
Item 12.   Certain Relationships and Related Transactions ...............     31
Item 13.   Exhibits and Reports on Form 8-K .............................     32
Item 14.   Principal Accountant Fees and Services .......................     38
Signatures ..............................................................     39

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

Cyber Defense's main focus is the design and development of a new generation of Unmanned Air Vehicles ("UAV's"). Cyber Defense has assembled and continues to build on its team of military experts and aerospace (and composite) engineers to accomplish this goal. In addition, Cyber Defense has acquired the global-government marketing rights from Techsphere Systems International, LLC ("TSI"), for its semi-spherical manned and unmanned, high-atmosphere airships (the "Airships"). Cyber Defense plans to market these Airships to various branches of the U.S. government initially, and then to other friendly governments worldwide, as a means of reducing dependence on expensive satellite technologies for communications and surveillance activities. The TSI Airships have flown up to an altitude of approximately 20,000 feet; it is anticipated that they will reach up to 65,000 feet, an altitude sufficient for communication and surveillance technologies.

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

Uav Characteristics Available

UNMANNED AERIAL   ENDURANCE   PAYLOAD WEIGHT   ALTITUDE CAPABILITY
VEHICLE           (HOURS)     (POUNDS)         FEET
---------------   ---------   --------------   -------------------
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

Quarter Ending    High    Low
--------------   -----   -----
3/31/02          $3.30   $0.35
6/30/02          $0.35   $0.04
9/30/02          $0.10   $0.01
12/31/02         $0.01   $0.01
3/31/03          $0.01   $0.00
6/30/03          $0.04   $0.01
9/30/03          $0.20   $0.01
12/31/03         $0.15   $0.06
3/31/04          $0.10   $0.04
6/30/04          $0.06   $0.02
9/30/04*         $0.01   $1.81
12/31/04         $2.50   $1.50
3/30/05          $4.00   $1.50

----------
*    Reverse stock split 1:30 effected on September 1, 2004.

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

We made the following unregistered sales of securities in 2005:

During January of 2005, the Company entered into employment agreements with the following persons pursuant to which each has the right, under terms and conditions set forth in the agreements, to be issued the following amount of the Class A Common Stock, Par Value $0.001 per share:

Name                  Number of Shares
-------------------   ----------------
James Alman                 50,000
Andrea Facchinetti          25,000
Barry Nelsen                40,000
William C. Robinson        250,000
Jaffrey Stephens            25,000

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

Expenses for the year ended December 31, 2004 include the write off of certain equipment of $12,205 and the charge for the impairment of the carrying value of licenses of $19,192 for which no prior year comparable expenses exist. Expenses for the period of March 17, 2003 (Date of Inception) through December 31, 2003 include an impairment of goodwill in the amount of $121,303 for which no comparable expense exists in the current year.

Other expenses for the year ended December 31, 2004 consists of interest expense of $98,809. The increase in interest expense is due to the general increase in debt levels to Quebec, Inc. and to related parties. Other income and expense for the period of March 17, 2003 (Date of Inception) through December 31, 2003 of $17,207 was comprised of a gain of $22,807 on forgiveness of debt due to negotiation and eventual satisfaction of an E-city debt for less than its recorded value; interest income of $3,692 and interest expense of $9,292.

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

Long Lived Assets

Long-lived assets are reviewed for recoverability whenever events or changes in circumstances indicate that it may be impaired and its carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

                           CYBER DEFENSE SYSTEMS, INC.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

Report of Independent Registered Public Accounting Firm...............       F-1

Consolidated Balance Sheets as of
  December 31, 2004 and 2003..........................................       F-2

Consolidated Statements of Operations for the Year Ended
  December 31, 2004 and for the Period from March 17, 2003
    (Date of Inception) Through December 31, 2003.....................       F-3

Consolidated Statements of Stockholders' Deficit for the Year Ended
  December 31, 2004 and for the Period of March 17, 2003
    (Date of Inception) Through December 31, 2003.....................       F-4

Consolidated Statements of Cash Flows for the Year Ended
  December 31, 2004 and for the Period from March 17, 2003
    (Date of Inception) Through December 31, 2003.....................     F-5-6

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

As of April 14, 2005, the Directors and executive officers of the Company are presented below.

NAME                                 AGE   TITLE
----------------------------------   ---   --------------------------------
William C. Robinson                   49   Chairman, CEO and CFO
James Alman                           44   President and Director
Barry Nelsen                          57   Vice-President, Government Sales
Joseph A. Grace, Jr.                  46   Director
Marinko Vekovic                       51   Director
Stephen I. Johnson RADM USN (ret.)    57   Director

----------

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

                                   ANNUAL COMPENSATION                               LONG TERM COMPENSATION
                     --------------------------------------------   --------------------------------------------------------
                                                                               Awards                           Payouts
                                                                    -----------------------                 ----------------
                                                                    Restricted   Securities
                                                     Other Annual     Stock      Underlying
Name and Principal                                   Compensation    Award(s)      Options       LTIP          All Other
Position             Year   Salary ($)   Bonus ($)       ($)            ($)        SARs(#)    Payouts ($)   Compensation ($)
------------------   ----   ----------   ---------   ------------   ----------   ----------   -----------   ----------------
William Robinson     2004        0           0                0          0            0            0              0
CEO and CFO          2003        0           0                0          0            0            0              0
                     2002        0           0                0          0            0            0              0

James Alman          2004        0           0         $ 65,000          0            0            0              0
President            2003        0           0                0          0            0            0              0
                     2002        0           0                0          0            0            0              0

Barry Nelsen         2004        0           0         $129,000          0            0            0              0
Vice-President       2003        0           0                0          0            0            0              0
                     2002        0           0                0          0            0            0              0

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

The following table sets forth certain information as of December 31, 2004, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) each director, and named executive officer of the Company, and (iii) all officers and directors as a group:

                                                             Amount and Nature
                                                                of Beneficial
                                                             Ownership of Class
Name/Address of Beneficial                   Position with     A Common Stock     Percentage of
Owner*                                          Company            (1)(2)         Securities(1)
-----------------------------------------   --------------   ------------------   -------------
William C. Robinson(3)(4)                   Chairman, CEO        6,750,000            24.1%
                                            and CFO

James Alman                                 President and        1,000,000             3.6%
                                            Director

Barry Nelsen                                Vice-President         300,000             1.1%

Stephen I.                                  Director                     0               0%
Johnson RADM USN (ret.)

Joseph A. Grace, Jr.                        Director                     0               0%

Marinko Vekovic                             Director                     0               0%

Cherokee Raiders, L.P.                                           6,750,000            24.1%
5146 South Harvard Ave.
Suite 138
Tulsa, OK 74135

Proxity Digital Networks, Inc.(4)                               18,750,000            66.9%
1600 Canal St., Suite 1418
New Orleans, LA 70112

All executive officers and Directors as a                        8,050,000            28.7%
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

(3) Includes all of the shares held by Cherokee Raiders, L.P., a family limited partnership, as to which Mr. Robinson disclaims any beneficial ownership.

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

----------
* Filed herewith.

(b) Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on September 15, 2004 regarding the mergers with E-City and On Alert.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

                     DECEMBER 31, 2004
                     -----------------
                       2004      2003
                     -------   -------
Audit Fees           $31,000     $600
Tax Fees             $ 1,000     $  0
Audit Related Fees   $     0     $  0
Total Fees           $32,000     $600

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of June 2006.

                                  CYBER DEFENSE SYSTEMS, INC.


                                  By: /s/ William C. Robinson
                                      ------------------------------------
                                      William C. Robinson, Chairman, and
                                      Principal Executive Officer


                                  By: /s/ David M. Barnes
                                      ------------------------------------
                                      David M. Barnes
                                      Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed by the following persons in the capacities and on the dates indicated.

               Signature                                Title                        Date
               ---------                                -----                        ----


/s/ William C. Robinson                  Chairman, Chief Executive Officer,     June 22, 2006
-------------------------------------    Principal Executive Officer
William C. Robinson


/s/ David M. Barnes                      Chief Financial Officer                June 22, 2006
-------------------------------------
David M. Barnes


                                         Director                               June 22, 2006
-------------------------------------
Harvey Frank Lively


/s/ Stephen I. Johnson                   Director                               June 22, 2006
-------------------------------------
Stephen I. Johnson RADM USN (ret.)


/s/ Joseph A. Grace, Jr.                 Director                               June 22, 2006
-------------------------------------
Joseph A. Grace, Jr.


/s/ Marinko Vekovic                      Director                               June 22, 2006
-------------------------------------
Marinko Vekovic


/s/ Keith Vierela                        Chief Operating Officer and Director   June 22, 2006
-------------------------------------
Keith Vierela


/s/ Mike Lawson                          Director                               June 22, 2006
-------------------------------------
Mike Lawson

                           CYBER DEFENSE SYSTEMS, INC.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART II.

Report of Independent Registered Public Accounting Firm................      F-1

Consolidated Balance Sheets as of December 31, 2004 and 2003...........      F-2

Consolidated Statements of Operations for the Year Ended
  December 31, 2004 and for the Period from March 17, 2003
    (Date of Inception) Through December 31, 2003......................      F-3

Consolidated Statements of Stockholders' Deficit for the Year Ended
  December 31, 2004 and for the Period of March 17, 2003
    (Date of Inception) Through December 31, 2003......................      F-4

Consolidated Statements of Cash Flows for the Year Ended
  December 31, 2004 and for the Period from March 17, 2003
    (Date of Inception) Through December 31, 2003......................      F-5

Notes to the Consolidated Financial Statements.........................   F-7-15

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

                            HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
April 8, 2005, except the items discussed in Note 2, as to which the date is June 14, 2006.

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,   DECEMBER 31,
                                                                         2004           2003
                                                                     ------------    -----------
                              ASSETS

CURRENT ASSETS:

 CASH AND CASH EQUIVALENTS .......................................    $  206,270      $     319
 ACCOUNT RECEVABLE ...............................................       747,155             --
                                                                      ----------      ---------
 TOTAL CURRENT ASSETS ............................................       953,425            319
                                                                      ----------      ---------
OTHER ASSETS

DISTRIBUTION LICENSES, NET OF ACCUMULATED AMORTIZATION OF
  $-0- AND $14,494 RESPECTIVELY ..................................            --         39,406
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
  OF $2,138 AND $29,513 RESPECTIVELY .............................         5,603         14,278
DEPOSITS ON EQUIPMENT ............................................       150,976             --
DEPOSITS ON AIRSHIPS .............................................     1,175,000             --
LOAN COSTS, NET OF ACCUMULATED AMORTIZATION OF $5,292 ............        12,849
SECURITY DEPOSITS ................................................         7,156             --
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF $93,748 ....       506,252
                                                                      ----------      ---------
TOTAL ASSETS .....................................................    $2,811,261      $  54,003
                                                                      ==========      =========

               LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES .........................    $1,319,772      $ 106,843
ACCOUNTS PAYABLE - RELATED PARTIES ...............................       468,176        184,506
ASSUMED DEBT OF SUBSIDIARY .......................................        33,337         98,972
NOTES PAYABLE - RELATED PARTIES ..................................     1,137,768        128,177
NOTES PAYABLE - QUEBEC, INC ......................................       242,216             --
                                                                      ----------      ---------
TOTAL CURRENT LIABILITIES ........................................    $3,201,269      $ 518,498
                                                                      ----------      ---------
LONG-TERM NOTES PAYABLE - RELATED PARTIES ........................            --             --
                                                                      ----------      ---------
TOTAL LIABILITIES ................................................     3,201,269        518,498
                                                                      ----------      ---------
MINORITY INTEREST IN CYBER AEROSPACE, CORP. (6.2%) ...............        26,581             --

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:

CLASS A PREFERRED STOCK, $0.001 PAR VALUE; 100,000,000 SHARES
  AUTHORIZED; NONE ISSUED AND OUTSTANDING ........................            --             --
COMMON STOCK:
CLASS A, $0.001 PAR VALUE; 200,000,000 SHARES AUTHORIZED;
  25,921,562 AND 18,750,000 SHARES ISSUED AND
  OUTSTANDING RESPECTIVELY .......................................        25,921         18,750
CLASS B, $0.001 PAR VALUE; 200,000,000 SHARES AUTHORIZED;
150,000 AND -0- SHARES ISSUED AND OUTSTANDING RESPECTIVELY .......           150             --
CLASS C, $0.001 PAR VALUE; 200,000,000 SHARES AUTHORIZED;
2 SHARES AND -0- SHARES ISSUED AND OUTSTANDING, RESPECTIVELY .....            --             --
ADDITIONAL PAID-IN CAPITAL .......................................       461,762             --
ACCUMULATED OTHER COMPREHENSIVE LOSS .............................        (7,064)        (6,540)
ACCUMULATED DEFICIT ..............................................      (897,358)      (476,705)
                                                                      ----------      ---------
TOTAL SHAREHOLDERS' DEFICIT ......................................      (416,589)      (464,495)
                                                                      ----------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ......................    $2,811,261      $  54,003
                                                                      ==========      =========

The accompanying notes are an integral part of these consolidated financial statements

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     MARCH 17, 2003
                                                        FOR THE         (DATE OF
                                                       YEAR ENDED       INCEPTION)
                                                      ------------       THROUGH
                                                      DECEMBER 31,     DECEMBER 31,
                                                          2004             2003
                                                      ------------   --------------
Revenues:

Airship sales .....................................   $  2,700,000              --
Other revenues ....................................        326,287              --
                                                      ------------    ------------
Total Revenues ....................................      3,026,287              --

Cost of product sold ..............................      2,200,000              --
                                                      ------------    ------------
Gross profit ......................................        826,287              --
                                                      ------------    ------------
Research and development ..........................             --
General and administrative expenses ...............      1,090,153         372,609
Write off of equipment ............................         12,205              --
Impairment of licenses ............................         19,192              --
Impairment of goodwill ............................             --         121,303
                                                      ------------    ------------
Total Expenses ....................................      1,121,550         493,912
                                                      ------------    ------------
Loss from Operations ..............................       (295,263)       (493,912)

Other Income (expense)

Interest income ...................................             --           3,692
Interest expense ..................................        (98,809)         (9,292)
Gain on forgiveness of debt .......................             --          22,807
                                                      ------------    ------------
Other Income (Expense), Net .......................        (98,809)         17,207
                                                      ------------    ------------
Net Loss Before Income Tax and Minority Interest ..       (394,072)       (476,705)

Provision for income tax ..........................             --              --
Minority interest .................................        (26,581)             --
                                                      ------------    ------------
Net loss ..........................................   $   (420,653)   $   (476,705)
                                                      ============    ============

Basic and diluted loss per share ..................   $      (0.02)   $      (0.03)
                                                      ============    ============

Weighted average number of Class A
  common shares outstanding .......................     21,125,176      18,750,000
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
                       ==========  ========  =======  ======  ======  ======  ============ =============   ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  FOR THE
                                                                                  PERIOD
                                                                                   FROM
                                                                                 MARCH 17,
                                                                                 2003 (DATE
                                                                  YEAR ENDED    OF INCEPTION)
                                                                 ------------     THROUGH
                                                                 DECEMBER 31,   DECEMBER 31,
                                                                     2004           2003
                                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ...................................................     $ (420,653)   $(476,705)
  Adjustments to reconcile net loss to net
   cash from operating activities:
    Stock Option Compensation ................................         63,440           --
    Minority interest ........................................         26,581           --
    Depreciation and amortization ............................        121,392       17,845
    Impairment of goodwill ...................................             --      121,303
    Impairment of value of licenses ..........................         19,192
    Gain on forgiveness of debt ..............................             --      (22,807)
    Loss on currency adjustment ..............................           (524)      (6,540)
    Write off of property and equipment ......................         12,205           --
    Gain on sale of airship ..................................       (500,000)          --
    Changes in assets and liabilities:
      Accounts receivable ....................................       (747,155)
      Security deposits ......................................         (7,156)
      Income tax receivable ..................................             --       53,391
      Accounts payable .......................................      1,039,653       19,529
      Accrued liabilities ....................................        197,931      (62,609)
                                                                  -----------    ---------
NET CASH FROM OPERATING ACTIVITIES ...........................       (195,094)    (356,593)
                                                                  -----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of licenses .....................................             --      (53,900)
    Deposits on equipment ....................................       (150,976)          --
    Purchase of equipment ....................................         (5,668)
    Change in related party receivables/payables .............        283,670      184,506
    Increase in investment in E-City .........................             --      (40,000)
                                                                  -----------    ---------
NET CASH FROM INVESTING ACTIVITIES ...........................        127,026       90,606
                                                                  -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on loan costs ...................................        (18,141)          --
    Proceeds from notes payable ..............................        543,330      167,379
    Proceeds from notes payable - related parties ............        638,166      128,177
    Principal payments on notes payable ......................       (389,008)     (48,000)
    Principal payments on notes payable - related parties ....       (439,911)          --
    Payments on debt assumed from subsidiary .................        (65,635)          --
    Issuance of common stock .................................          5,218       18,750
                                                                  -----------    ---------
NET CASH FROM FINANCING ACTIVITIES ...........................        274,019      266,306
                                                                  -----------    ---------
Net increase in cash and cash equivalents ....................        205,951          319
Cash and cash equivalents, beginning .........................            319           --
                                                                  -----------    ---------
Cash and cash equivalents, ending ............................    $   206,270    $     319
                                                                  ===========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                           FOR THE
                                                                           PERIOD
                                                                            FROM
                                                                         MARCH 17,
                                                                         2003 (DATE
                                                         YEAR ENDED     OF INCEPTION)
                                                        ------------      THROUGH
                                                        DECEMBER 31,    DECEMBER 31,
                                                            2004            2003
                                                        ------------    -------------
Supplemental disclosure of cash flow information:

Cash paid for interest ..............................     $  9,316        $     --
Cash paid for income taxes ..........................           --              --

Supplemental disclosure of non-cash investing and financing information:

Issued stock for debt ...............................     $400,425              --
Accounts payable paid by related party ..............       24,655              --
Retirement of fully depreciated assets ..............       29,513              --
Deposits for purchase of airship ....................      675,000              --
Subsidiary minority shareholders' stock issued for
  subscriptions receivable ..........................          166              --
Licenses purchased with debt ........................      500,000              --
Plans and designs purchased with debt ...............      100,000              --
Capital restructuring ...............................          335              --
Debt assumed in acquisition of E-City ...............           --         126,972

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

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS CONDITION - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the period ended December 31, 2003, the Company earned no revenue and incurred a net loss of $476,705. For the year ended December 31, 2004, the Company had revenues, but incurred a net loss of $420,653. The lack of sufficient operations and the loss from operations raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations (see Note 10).

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

Long-lived assets are reviewed for recoverability whenever events or changes in circumstances indicate that it may be impaired and its carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on the evaluation, an impairment of $12,205 for a reduction in the value of certain equipment and an impairment in the value of licenses of $19,192 were recorded in fiscal 2004 and $121,303 for a reduction in the value of goodwill was recorded in the period ended December 31, 2003.

Certain marketing rights, designs and plans which have been acquired by the Company, which are more fully described in Note 4, have not been impaired. The Company concluded, based on industry sales forecasts and internally generated sales and cash forecasts, that the cost of these assets was likely to be recoverable in full.

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

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LOSS PER SHARE --Basic loss per share is calculated by dividing loss available to Class A common shareholders by the weighted-average number of Class A common shares outstanding during each period. Diluted loss per share is anti-dilutive. Potentially dilutive securities that exist in 2004 that could dilute earnings in the future include 88,000 shares subject to a stock option held by All- Stars Marketing since August 9, 2004. No potentially dilutive securities existed during 2003.

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

NOTE 2 -- RESTATEMENT

During November 2004, the Company performed testing on an airship at the request of a third party. During this testing, additional procedures that were not part of the original agreement were requested and performed. Although no formal written contract amendment was executed for the additional procedures, the Company has determined that the revenue generated from these additional procedures should be recorded during the year ended December 31, 2004 and the Company invoiced the customer for the services. Accordingly, an adjustment was made to record the receivable and related revenue. In addition, expenses related to the testing were accrued and are reflected in accounts payable on the accompanying balance sheet. The net loss for the year ended December 31, 2004 increased as a result of the adjustment.

The Company has also determined that amounts received for the testing of airships that are performed under cost plus fixed fee contracts are to be treated as reimbursement of expenses in accordance with ARB 43. As a result, the receipts have been netted against the related research and development expenses on the line titled "Other Revenues" in the accompanying statement of operations. In addition, research and development expenses included in general and administrative expenses have been reclassified to "Other Revenues."

In addition, the Company also recorded additional compensation expense within general and administrative expenses in the accompanying statement of operations in the amount of $63,440 related to 88,000 options issued to All Stars Marketing during the year ending December 31, 2004.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes to the financial statements resulting from the restatement are shown below:

                                                     As Originally    Effect of
                                                        Reported     Restatement   As Restated
                                                     -------------   -----------   -----------
For the Year Ended December 31, 2004
Balance Sheet
  Accounts receivable                                  $        --   $   747,155   $   747,155
  Current Assets                                           206,270       747,155       953,425
  Total Assets                                           2,064,106       747,155     2,811,261
  Accounts payable and accrued liabilities                 440,987       878,785     1,319,772
  Total Current Liabilities                              2,421,269       780,000     3,201,269
  Total Liabilities                                      2,421,269       780,000     3,201,269
  Accumulated Deficit                                     (803,110)      (94,248)     (897,358)
  Total Shareholder's Deficit                             (385,781)      (30,808)     (416,589)
  Total Liabilities and Shareholder's Deficit            2,064,106       747,155     2,811,261

Statement of Operations
  Service revenues                                         803,250      (803,250)           --
  Other revenues                                                --       326,287       326,287
  Total Revenues                                         3,503,250      (476,963)    3,026,287
  Gross Profit                                                  --       826,287       826,287
  Research and development                                 188,824      (188,824)           --
  General and administrative                             1,282,007      (191,854)    1,090,153
  Total Expenses                                         3,670,831    (2,549,281)    1,121,550
  Loss from operations                                    (167,581)     (127,682)     (295,263)
  Other Income (Expense, net)                             (130,206)       32,197       (98,809)
  Net Loss Before Income Tax and Minority Interest        (297,787)      (96,285)     (394,072)
  Minority interest                                        (28,618)        2,037       (26,581)
  Net Loss                                                (326,405)      (94,248)     (420,653)
  Basic loss per share                                       (0.02)           --         (0.02)

NOTE 3 - RELATED PARTY TRANSACTIONS

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

Cherokee Raiders - Cherokee's general partner is William C. Robinson. Cherokee and Mr. Robinson also own control positions with proxies in Proxity. As of December 31, 2003, the Company had a note payable to Cherokee of $21,166. As of December 31, 2004, the Company had a note payable to Cherokee in the amount of $868,775. Cherokee also owns all of the 150,000 shares of Class B common stock, which entitles the holder to 1,000 votes per share. As a result, Cherokee is the controlling shareholder of the Company.

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

NOTE 5 - PROPERTY AND EQUIPMENT

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

NOTE 7 - NOTES PAYABLE - RELATED PARTIES

CURRENT

                                                                              December 31,   December 31,
                                                                                 2004           2003
                                                                             -------------   ------------
Note payable - Proxity Inc.- interest accrues at 12% per annum and
  principal and accrued interest are due on  December 5, 2005 , unsecured      $       --      $ 91,562
Note Payable - Proxity, Inc. -interest accrues at 10% - due on demand
  and is unsecured                                                                     --        15,448
Note payable - Joe  Theisman - interest  accrues at 18% per annum,
  due February 28, 2005 and is unsecured                                          110,000            --
Note payable -  Cherokee  Raiders - interest  accrued  at 12% per annum,
  due on November 30, 2005 and is unsecured                                       868,775            --
Note Payable -  Cherokee  Raiders -  interest  accrued at 12% per annum
  Due on demand and is unsecured                                                   58,993        21,166
Note Payable - Jim Alman - interest accrued at 8% per annum, Due
  December 5, 2005                                                                100,000            --
                                                                               ----------      --------
                                                                               $1,137,768      $128,177
                                                                               ==========      ========

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' DEFICIT

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

                                  December 31,   December 31,
                                      2004           2003
                                  ------------   ------------
Deferred tax assets -
  operating loss carryforwards       $ 302,079      $ 177,680
Valuation allowance                   (302,079)      (177,680)
                                     ---------      ---------
Total Deferred Income Tax Asset      $      --      $      --
                                     =========      =========

The following is a reconciliation of the income tax computed using the federal statutory rate to the provision for income taxes:

                                      December 31,   December 31,
                                          2004           2003
                                      ------------   ------------
Tax at Federal statutory rate (34%)      $(143,022)     $(162,080)
Non-deductible expenses                         --            130
Change in valuation allowance              156,904        177,680
State taxes, net of federal benefit        (17,882)       (15,730)
                                         ---------      ---------
Provision for Income Taxes               $      --      $      --
                                         =========      =========

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SUBSEQUENT EVENTS

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

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 11 - STOCK OPTIONS

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

The following is a schedule by years of future minimum rental payments required under the operating leases described above as of December 31, 2004.

Year Ending December 31   Required Rental Payments
-----------------------   ------------------------
         2005                    $48,286
         2006                     31,596

In connection with the Marketing and Sales agreement between the Company and Techsphere, the Company is to receive commissions from the sale of airships up to 15% of gross sales less a 4% commission obligation of Techsphere to Sales Resources Consulting, Inc., a company owned by the spouse of a Company vice-president.