Form 10QSB/A
period 2005-03-31
CYBER DEFENSE SYSTEMS INC
filed 2006-06-22
CIK 1118480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                  FORM 10-QSB/A

                  For the Quarterly Period Ended March 31, 2005

                        Commission File Number: 333-46424

                           CYBER DEFENSE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

              FLORIDA                                           55-0876130
              -------                                           ----------
(State or other jurisdiction of                               (I.R.S. Employer
  incorporation or organization)                             Identification No.)

      10901 ROOSEVELT BOULEVARD
       ST. PETERSBURG, FLORIDA                                           33716
      -------------------------                                          -----
(Address of principal executive offices)                              (Zip code)

                   Registrant's telephone number: 727-577-0878

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the registrant is an accelerated Filer (as defined in Rule 12-b-2 of the Exchange Act). YES [_] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

       Title of Class           Number of Shares Outstanding
----------------------------   -----------------------------
Class A Common Stock
(par value $0.001 per share)   28,019,414 as of May 18, 2005
Class B Common Stock
(Par Value $0.001 per share)      300,000 as of May 18, 2005
Class C Common Stock
Par value $0.001 per share)             2 as of May 18, 2005

The Registrant, by this Form 10-QSB/A amends the Form 10-QSB filed on May 20, 2005 including changes to the unaudited financial statements, the unaudited notes thereto, signature pages and the certifications made by our CEO and CFO. The remaining information in this Form 10-QSB/A has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-QSB/A relates.

                                      INDEX

                                                                           Page
                                                                          Number

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
Consolidated Balance Sheets as of
    March 31, 2005 (unaudited) and December 31, 2004...................       1
Consolidated Statements of Operations for the
    Three Months Ended March 31, 2005 and 2004 (unaudited).............       2
Consolidated Statements of Cash Flows for the
    Three Months Ended March 31, 2005 and 2004 (unaudited).............      3-4
Notes to the Consolidated Financial Statements (Unaudited).............     5-15

Item 2.    Management's Discussion and Analysis of
             Financial Condition or Plan of Operations.................      16

Item 3.    Controls and procedures.....................................      20

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings ..........................................      20

Item 2.    Unregistered Sales of Equity Securities.....................      20

Item 3.    Defaults Upon Senior Securities.............................      21

Item 4.    Submission of Matters to a Vote of Security Holders.........      21

Item 5.    Other Information ..........................................      21

Item 6.    Exhibits and Reports on Form 8-K............................      21

Signatures.............................................................      22

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                               December 31,
                                                               March 31,2005       2004
                                                               -------------   ------------
                                                                (Unaudited)
                                    ASSETS
CURRENT ASSETS:
Cash and cash equivalents ..................................     $     1,424    $   206,270
Accounts receivable ........................................         770,205        747,155
Inventory ..................................................         383,679          --
                                                                 -----------    -----------
TOTAL CURRENT ASSETS .......................................       1,155,308        953,425

OTHER ASSETS
     Intangible assets, net of accumulated amortization
        of $122,914 and $99,291 respectively ...............         477,086        506,252
Property and equipment, net of accumulated depreciation
  of $2,445 and $29,513 respectively .......................           5,296          5,603
Deposits and costs of equipment ............................         150,976        150,976
Deposits on airships .......................................       1,175,000      1,175,000
Loan Costs, net of accumulated amortization of $9,828
   and $5,292 respectively .................................           8,313         12,849
Security deposits ..........................................           7,156          7,156
                                                                 -----------    -----------
TOTAL ASSETS ...............................................     $ 2,979,135    $ 2,811,261
                                                                 ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities ...................     $ 1,615,717    $ 1,319,772
Accounts payable related parties ...........................         474,959        468,176
Assumed debt of subsidiary .................................          29,337         33,337
Notes payable - related parties ............................         992,868      1,137,768
Note payable - Quebec, Inc. ................................         242,216        242,216
                                                                 -----------    -----------
     TOTAL CURRENT LIABILITIES .............................     $ 3,355,097    $ 3,201,269
                                                                 -----------    -----------
     Total liabilities .....................................       3,355,097      3,201,269
                                                                 -----------    -----------
Minority interest in Cyber Aerospace, Corp. (6.2%) .........          26,581

Commitments and contingencies ..............................            --             --

 SHAREHOLDERS' DEFICIT:

Class A Preferred stock, $0.001 par value; 100,000,000
   Shares authorized; none issued and outstanding ..........            --             --
Common stock:
Class A, $0.001 par value; 200,000,000 shares authorized;
28,019,414 and 25,921,562 shares issued and outstanding
respectively ...............................................          28,019         25,921
Class B, $0.001 par value; 200,000,000 shares authorized;
300,000 and 150,000 shares issued and outstanding
respectively ...............................................             300            150
Class C, $0.001 par value; 200,000,000 shares authorized;
2 shares issued and outstanding ............................            --             --
Additional paid-in capital .................................       6,191,288        461,762
Accumulated other comprehensive loss .......................          (7,064)        (7,064)
Accumulated deficit ........................................      (6,588,505)      (897,358)
                                                                 -----------    -----------
Total shareholders' deficit ................................        (375,962)      (416,589)
                                                                 -----------    -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ...........     $ 2,979,135    $ 2,811,261
                                                                 ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                               THREE MONTHS ENDED
                                    MARCH 31,

                                                  2005           2004
                                               -----------   ------------

Revenues ...................................   $        --     $       --
Expenses
General and administrative .................       561,628        113,739
Write off of computer software .............        --             12,205
Impairment of goodwill .....................     4,577,069         --
                                               -----------   ------------
Total expenses .............................     5,138,697        125,944
Loss from Operations .......................    (5,138,697)      (125,944)
Other Income (Expense)
Interest income ............................        --              1,850
Interest expense ...........................      (552,450)        (3,540)
                                               -----------   ------------
Other Income (Expense), net ................      (552,450)        (1,690)
                                               -----------   ------------
Net Loss Before Income Tax and
 Minority Interest .........................    (5,691,147)      (127,634)
                                               -----------   ------------
Provision for income tax ...................        --             --
Minority interest ..........................        --             --
                                               -----------   ------------
Net loss ...................................   $(5,691,147)   $  (127,634)
                                               ===========   ============
Basic and diluted loss per share ...........   $     (0.22)   $     (0.01)
                                               ===========   ============
Weighted average number of Class A
 common shares outstanding .................    25,921,562     18,750,000
                                               ===========   ============

The accompanying notes are an integral part of these consolidated financial statements

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                               THREE MONTHS ENDED
                                    MARCH 31,

                                                        2005        2004
                                                    -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss .....................................   $(5,691,147)  $  (127,634)
   Adjustments to reconcile net loss to net
   cash from operating activities:
     Interest expense on beneficial conversion ..       517,000          --
     Impairment of goodwill .....................     4,577,069          --
     Issuance of stock for services .............       244,124          --
     Depreciation and amortization ..............        34,009        14,863
     Write off of property and equipment ........          --          12,205
     Gain on currency adjustment ................          --             414
   Changes in assets and liabilities
    Inventory ...................................      (383,679)         --
    Accounts payable and accrued liabilities ....       302,945        (1,184)
                                                    -----------   -----------
NET CASH FROM OPERATING ACTIVITIES ..............      (399,679)     (101,336)
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Change in related party receivables/payables .       (16,267)      115,809
                                                    -----------   -----------
NET CASH FROM INVESTING ACTIVITIES ..............       (16,267)      115,809
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from notes payable, related parties ..          --           1,050
  Principal payments on notes payable
    related parties .............................       (34,900)         --
  Payments on debt assumed from subsidiary ......        (4,000)      (15,000)
  Issuance of common stock ......................       250,000          --
                                                    -----------   -----------
NET CASH FROM FINANCING ACTIVITIES ..............       211,100       (13,950)
                                                    -----------   -----------
Net (decrease) increase in cash .................      (204,846)          523
Cash and cash equivalents, beginning ............       206,270           319
                                                    -----------   -----------
Cash and cash equivalents, ending ...............   $     1,424   $       842
                                                    ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                               THREE MONTHS ENDED
                                    MARCH 31,

                                                            2005       2004
                                                         ----------   ------

Supplemental disclosure of cash flow information:

Cash paid for interest ...............................   $    7,000   $ --
Cash paid for income taxes ...........................        --        --
Supplemental disclosure of non-cash investing
  and financing information:
Common Stock issued for debt .........................      117,000     --
Common Stock issued for shares of Cyber Aerospace ....    4,603,650     --
Retirement of fully depreciated assets ...............        --      29,513
                                                         ----------   ------

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

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Certain marketing rights, designs and plans which have been acquired by the Company, which are more fully described in Note 5 have not been impaired. The Company concluded, based on industry sales forecasts and internally generated sales and cash forecasts, that the cost of these assets was likely to be recoverable in full.

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

The assets acquired and liabilities assumed were as follows:

Assets Acquired
Accounts receivable                          $   13,386
Deposits on airships for resale                  21,051
Intangible assets:
               Plans & designs                    1,145
               Techsphere marketing rights        7,403
                                             ----------
               Net Intangibles                    8,548
Goodwill                                      4,577,069
                                             ----------
Total Assets Acquired                        $4,620,054
                                             ----------
Liabilities Assumed
Accounts payable & accrued expenses          $   14,168
Notes payable - related parties                   2,236
                                             ----------
Total Liabilities Assumed                        16,404
                                             ----------
Net Assets Acquired                          $4,603,650
                                             ----------

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

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 6 - NOTES PAYABLE - RELATED PARTIES

                                                               March 31,   December 31,
                                                                  2005        2004
                                                               ---------   ------------
Note payable - Joe Theisman - interest accrues at 18%
  per annum, due April 30 through September 30, 2005,
  in equal monthly installments, unsecured .................    $   --      $  110,000

Note payable - Cherokee Raiders - interest accrues at 12%
  per annum, due on demand and is unsecured ................      24,789        58,993

Note payable - Cherokee Raiders - interest accrues at 12%
  per annum, due November 30, 2005 and is unsecured ........     868,079       868,775

Note payable - Jim Alman - interest accrues at 8% per
  Annum, due December 5, 2005 ..............................     100,000       100,000
                                                                --------    ----------
                                                                $992,868    $1,137,768
                                                                --------    ----------

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

In addition, there was a charge for the three months ended March 31, 2005 of $4,577,069 for the impairment of goodwill that was recorded as a result of the acquisition of the 6.2% minority interest in Cyber Aerospace on March 31, 2005 for which no prior year comparable expense exists. The Company had previously owned 93.8%. For the three months ended March 31, 2004, there was the write off for an impairment in the value of computer software of $12,205 for which no current year comparable expense exists.

Other income and expense for the three months ended March 31, 2005 consists of interest expense of $552,450 which is comprised of interest expense of $35,450 on notes payable and $517,000 of interest expense pursuant to the beneficial conversion feature of certain exchanges of debt to common stock. Other income and expense for the three months ended March 31, 2004 was comprised of interest income of $1,850 and interest expense of $3,540.

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

                                        CYBER DEFENSE SYSTEMS, INC.

                                        June 22, 2006


                                        By: /s/ William C. Robinson
                                            ------------------------------------
                                            William C. Robinson
                                            Chief Executive Officer


                                        By: /s/ David M. Barnes
                                            ------------------------------------
                                            David M. Barnes
                                            Chief Financial Officer