Form 10QSB/A
period 2005-06-30
CYBER DEFENSE SYSTEMS INC
filed 2006-06-22
CIK 1118480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                  FORM 10-QSB/A

                  For the Quarterly Period Ended June 30, 2005

                        Commission File Number: 333-46424

                           CYBER DEFENSE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

            FLORIDA                                              55-0876130
--------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
  incorporation or organization)                             Identification No.)

      10901 ROOSEVELT BOULEVARD
       ST. PETERSBERG, FLORIDA                                          33716
---------------------------------------                               ----------
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

Indicate by check mark whether the registrant is an accelerated Filer (as defined in Rule 12-b-2 of the Exchange Act). YES |_| NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

       Title of Class            Number of Shares Outstanding
----------------------------   --------------------------------
Class A Common Stock
(par value $0.001 per share)   28,668,952 as of August 19, 2005
Class B Common Stock
(Par Value $0.001 per share)      300,000 as of August 19, 2005
Class C Common Stock
Par value $0.001 per share)             2 as of August 19, 2005

The Registrant, by this Form 10-QSB/A amends the Form 10-QSB filed on August 22, 2005 including changes to the unaudited financial statements, the unaudited notes thereto, signature pages and the certifications made by our CEO and CFO. The remaining information in this Form 10-QSB/A has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-QSB/A relates.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of
  June 30, 2005 (unaudited) and December 31, 2004......................        1
Consolidated Statements of Operations for the
  Three Months Ended June 30, 2005 and 2004 (unaudited)................        2
Consolidated Statements of Operations for the
  Six Months Ended June 30, 2005 and 2004 (unaudited)..................        3
Consolidated Statements of Cash Flows for the
  Six Months Ended June 30, 2005 and 2004 (unaudited)..................      4-5
Notes to the Consolidated Financial Statements (unaudited).............     6-18
Item 2.   Management's Discussion and Analysis of
            Financial Condition or Plan of Operations..................       19
Item 3.   Controls and procedures......................................       24

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings ...........................................       24
Item 2.   Unregistered Sales of Equity Securities......................       24
Item 3.   Defaults Upon Senior Securities..............................       24
Item 4.   Submission of Matters to a Vote of Security Holders..........       24
Item 5.   Other Information ...........................................       24
Item 6.   Exhibits and Reports on Form 8-K.............................       25
Signatures.............................................................       26

                           CYBER DEFENSE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                              June 30,2005   December 31, 2004
                                                              ------------   -----------------
                                                               (Unaudited)
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents .................................   $    164,230         $   206,270
Accounts receivable .......................................        863,920             747,155
Inventory .................................................        211,048                  --
Prepaid expenses ..........................................         44,500                  --
Prepaid interest ..........................................        112,636                  --
                                                              ------------         -----------
TOTAL CURRENT ASSETS ......................................      1,396,334             953,425

OTHER ASSETS
Restricted cash ...........................................         20,000                  --
Note receivable - Techsphere ..............................      1,257,397                  --
Intangible assets, net of accumulated amortization
  of $152,080 and $99,291 respectively ....................        447,920             506,252
Property and equipment, net of accumulated
  depreciation of $2,952 and $29,513 respectively .........         16,789               5,603
Deposits and costs of equipment ...........................        150,976             150,976
Deposits on airships ......................................      1,175,000           1,175,000
Deferred loan origination costs, net of accumulated
  amortization of $99,357 and $15,292 respectively ........      1,128,820              12,849
Security deposits .........................................          7,371               7,156
                                                              ------------         -----------
TOTAL ASSETS ..............................................   $  5,600,607         $ 2,811,261
                                                              ============         ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities ..................   $  1,463,629         $ 1,319,772
Accounts payable related parties ..........................         42,013             468,176
Assumed debt of subsidiary ................................             --              33,337
Note payable - 21st Century Airships ......................        250,000                  --
Notes payable - related parties ...........................      1,604,696           1,137,768
Note payable - Quebec, Inc. ...............................        163,220             242,216
Embedded derivative liability .............................     11,163,110                  --
                                                              ------------         -----------
     TOTAL CURRENT LIABILITIES ............................   $ 14,686,668         $ 3,201,269

LONG TERM LIABILITIES
Notes payable AJW Group - net of discount of $2,638,772 ...        161,228                  --
                                                              ------------          ----------
     Total liabilities ....................................     14,847,896           3,201,269
                                                              ------------          ----------
Minority interest in Cyber Aerospace, Corp. (6.2%) ........                             26,581

Commitments and contingencies .............................             --                  --

 SHAREHOLDERS' DEFICIT:

Class A Preferred stock, $0.001 par value; 100,000,000
  Shares authorized; none issued and outstanding ..........             --                  --
Common stock:
Class A, $0.001 par value; 200,000,000 shares
   authorized; 28,168,952 and 25,921,562 shares issued
   and outstanding respectively ...........................         28,169              25,921
Class B, $0.001 par value; 200,000,000 shares authorized;
  300,000 and 150,000 shares issued and outstanding
    respectively ..........................................            300                 150
Class C, $0.001 par value; 200,000,000 shares authorized;
2 shares issued and outstanding ...........................             --                  --
Additional paid-in capital ................................      6,396,348             461,762
Accumulated other comprehensive loss ......................         (7,064)             (7,064)
Accumulated deficit .......................................    (15,665,042)           (897,358)
                                                              ------------         -----------
Total shareholder's equity (deficit) ......................     (9,247,289)           (416,589)
                                                              ------------         -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ..........   $  5,600,607         $ 2,811,261
                                                              ============         ===========


The accompanying notes are an integral part of these consolidated financial statements

                           CYBER DEFENSE SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 THREE MONTHS ENDED
                                                     JUNE 30,
                                            -------------------------
                                                2005          2004
                                            -----------   -----------
Revenues ................................   $    65,765   $ 2,999,250
Cost of Sales ...........................        35,391     2,200,000
                                             ----------   -----------
Gross profit ............................        30,374      815,000
                                             ----------   -----------
Expenses:
General and administrative ..............       769,116       355,703
Research and development.................       543,191            --
                                            -----------   -----------
Total expenses ..........................     1,312,307     2,555,703
                                            -----------   -----------
(Loss) profit from Operations ...........    (1,281,933)      443,547
Other Income (Expense)
Interest income .........................        10,241            --
Interest expense ........................      (308,635)      (16,898)
Derivative valuation loss................    (7,496,210)           --
                                            -----------   -----------
Other Income (Expense), net .............    (7,794,604)      (16,898)
                                            -----------   -----------
Net (Loss) income Before Income
  Tax and Minority Interest .............    (9,076,537)      426,649
                                            -----------   -----------
Provision for income tax ................            --            --
Minority interest .......................            --       (33,477)
                                            -----------   -----------
Net (loss) income .......................   $(9,076,537)  $   393,172
                                            ===========   ===========
Basic and diluted (loss) income per share   $     (0.32)  $      0.02
                                            ===========   ===========
Weighted average number of Class A
  common shares outstanding .............    28,094,183    18,750,000
                                            ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements

                           CYBER DEFENSE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  SIX MONTHS ENDED
                                                     JUNE 30,
                                            ---------------------------
                                                2005           2004
                                            ------------    -----------
Revenues ................................   $     65,765    $ 2,999,250

Cost of Sales ...........................         35,391      2,200,000
                                            ------------    -----------
Gross Profit ............................         30,374        799,250
                                            ------------    -----------
Expenses

General and administrative expenses .....      1,330,744        469,442
Research and development.................        543,191             --
Write off of computer equipment .........             --         12,205
Impairment of goodwill ..................      4,577,069             --
                                            ------------    -----------
Total expenses ..........................      6,451,004        481,647
                                            ------------    -----------

(Loss) Profit from Operations ...........     (6,420,630)       317,603

Other Income (Expense)
Interest income .........................         10,241             --
Interest expense ........................       (861,085)       (22,293)
Derivative valuation loss................     (7,496,210)            --
                                            ------------    -----------
Other Income (Expense), net .............     (8,347,054)       (22,293)
                                            ------------    -----------

Net (Loss) Income Before Income
Tax and Minority Interest ...............    (14,767,684)       295,310
                                            ------------    -----------

Provision for income tax ................             --             --
Minority interest .......................             --        (33,472)
                                            ------------    -----------

Net (loss) income .......................   $(14,767,684)   $   261,838
                                            ============    ===========

Basic and diluted (loss) income per share   $      (0.55)   $      0.01
                                            ============    ===========
Weighted average number of Class A
  common shares outstanding ..............    27,040,107     18,750,000
                                            ============    ===========

The accompanying notes are an integral part of these consolidated financial statements

                           CYBER DEFENSE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                     --------------------------
                                                         2005           2004
                                                     -------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income ............................      $(14,767,684)   $ 261,838
  Adjustments to reconcile net (loss) income
  To net cash from operating activities:
    Minority interest ..........................                --       33,472
    Interest expense from amortization of
        loan discount ..........................           678,228           --
    Impairment of goodwill .....................         4,577,069           --
    Derivative valuation loss...................         7,496,210           --
    Issuance of stock for services .............            94,125           --
    Depreciation and amortization ..............           137,668       62,998
    Write-off of intangible assets .............             5,543
    Write-off of property and equipment ........
    Loss on currency adjustment ................                          1,268
  Changes in assets and liabilities
    Prepaid expenses ............................         (157,136)          --
    Accounts receivable .........................         (116,765)    (315,000)
    Inventory ...................................         (211,048)          --
    Security deposits ...........................             (215)          --
    Accounts payable and accrued liabilities ....          196,818      232,815
    Accounts payable - related party ............          (76,163)          --
                                                       -----------    ---------
NET CASH FROM OPERATING ACTIVITIES ..............       (2,143,350)     277,391
                                                       -----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of licenses .........................               --     (600,000)
   Deposits on Airship ..........................               --     (500,000)
   Loan to Techsphere ...........................       (1,007,397)
   Change in related party receivables/payables .                       134,626
   Purchases of equipment........................          (12,000)
                                                       -----------    ---------
NET CASH FROM INVESTING ACTIVITIES ..............       (1,019,397)    (965,374)
                                                       -----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable ....................               --       45,000
  Gross Proceeds from sale of secured convertible
    Notes payable ...............................        2,800,000
  Proceeds from notes payable, related parties ..          286,871      695,791
  Issuance of common stock ......................          255,209           --
  Payments of loan costs ........................         (133,136)
  Principal payments on notes payable
    related parties .............................          (34,900)      (9,500)
  Payments on debt assumed from subsidiary ......          (33,337)     (40,500)
                                                       -----------    ---------
NET CASH FROM FINANCING ACTIVITIES ..............        3,140,707      690,791
                                                       -----------    ---------
Net (decrease) increase in cash .................          (22,040)       2,808
Cash and cash equivalents, beginning ............          206,270          319
                                                       -----------    ---------
Cash and cash equivalents, ending ...............      $   184,230    $   3,127
                                                       ===========    =========

*    Includes $20,000 of restricted cash

The accompanying notes are an integral part of these consolidated financial statements

                           CYBER DEFENSE SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                                             SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                           --------------------
                                                                              2005       2004
                                                                           ----------   -------
Supplemental disclosure of cash flow information:
Cash paid for interest                                                     $   86,443   $    --
Cash paid for income taxes                                                         --        --
Supplemental disclosure of non-cash investing and financing information:
Partial payment of purchase cost of a license
  with a note payable                                                         250,000
Partial payment of note payable by Mr. Robinson
 on behalf of the Company                                                     124,957
Conversion of notes payable into common stock                                 267,000
Conversion of accounts payable - related party
  to a long-term note payable                                                 350,000
Issuance of warrants for discount on notes
 and loan costs                                                             9,536,472        --
Common Stock issued for loan costs                                            200,000        --
Common Stock issued for shares of Cyber Aerospace                           4,603,650
Retirement of fully depreciated assets                                            --     29,513
                                                                           ---------    -------

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

Basis of Presentation -- The unaudited financial statements included in the Form 10-QSB/A have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB of the Securities Exchange Act of 1934. The financial information furnished herein reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to such rules and regulations.

Condensed Interim Financial Statements -- The accompanying unaudited condensed consolidated financial statements include the accounts of Cyber Defense, and its subsidiary, (collectively the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005 and such financial statements should be read in conjunction with the Company's Form 10-KSB/A-3 for the year ended December 31, 2004 and other filings made with the Securities Exchange Commission.

                           CYBER DEFENSE SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Consolidation - The accompanying consolidated financial statements include the accounts and transactions of Cyber Defense Systems, Inc. for all periods presented and the accounts and transactions of its subsidiary from the date of its acquisition. Intercompany accounts and transactions have been eliminated in consolidation. At December 31, 2004, the minority interest of $26,581 shown on the balance sheet represents the shareholdings of stockholders of Cyber Aerospace other than Cyber Defense, of approximately 6.2% multiplied by the then cumulative net income of the Cyber Aerospace subsidiary. The acquisition of the minority interest by the Company was effective as of March 31, 2005 and such minority interest was therefore eliminated at that date (see Note 4).

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

Business Condition - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the six months ended June 30, 2005, the Company recorded minimal revenue and incurred a net loss of $14,767,684 including a derivative valuation loss in the amount of $7,496,210 and a charge for the impairment of goodwill in the amount of $4,577,069, and for the year ended December 31, 2004, the Company recorded revenues of $3,026,287, but incurred a net loss of $420,653. The lack of sufficient revenues and the loss from operations raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations (see Notes 11 and 13).

Cash and Cash Equivalents -- Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. At June 30, 2005 and December 31, 2004 the Company had $64.230 and $106,270 respectively, in excess of federally insured limits.

Inventory -- At June 30, 2005, inventory of $211,048 primarily consists of work in process on the CyberBug and CyberScout smaller Unmanned Air Vehicles ("UAV's") and the new propulsion system for the larger UAV's as well as parts for the airships that the Company sells and services.

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

                           CYBER DEFENSE SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Long-lived assets are reviewed for recoverability whenever events or changes in circumstances indicate that it may be impaired and its carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on the evaluation at March 31, 2004, an impairment of $12,205 for a reduction in the value of certain computer equipment was recorded for the three month period then ended and based on a valuation at March 31, 2005 goodwill of $4,577,069 was impaired.

Certain marketing rights, designs and plans which have been acquired by the Company, which are more fully described in Note 6 have not been impaired. The Company concluded, based on industry sales forecasts and internally generated sales and cash forecasts, that the cost of these assets was likely to be recoverable in full.

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

Earnings (Loss) Per Share -- Basic (loss) or earnings per share is calculated by dividing the loss or income available to Class A common shareholders by the weighted-average number of Class A common shares outstanding during each period. .. Fully diluted loss per share in 2004 and 2005 is anti dilutive due to net losses incurred by the Company. As of June 30, 2005 potentially dilutive securities total 5,501,333 shares and include 88,000 shares issuable upon the exercise of an outstanding option that was exercised during the quarter, 3,080,000 Class A common shares issuable upon the exercise of warrants and 2,333,333 Class A common shares issuable upon conversion of the Notes issued in connection with the financing received from AJW Partners, LLP and affiliates as discussed in Note 11. In 2004, potentially dilutive securities include 88,000 shares subject to a stock option held by All- Stars Marketing since August 9, 2004.

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

                           CYBER DEFENSE SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

NOTE 2 - RESTATEMENT

Certain adjustments that were made at year end during the audit of the financial statements at December 31, 2005 pertain to the quarter ended June 30, 2005 and as such, the financial statements have been restated to reflect said adjustments described in the following paragraphs.

The Company recorded an adjustment to reduce inventories in the amount of $543,191 to record costs of obtaining a prototype propulsion system for its airships. The cost has been recorded as research and development expense.

The Company recorded additional loan costs and related amortization expense pursuant to the Securities Purchase Agreement with AJW et al in the amount of $43,306 and $3,609, respectively.

The treatment of the April 1, 2005 financing pursuant to the Securities Purchase Agreement as of that date with AJW et al as described in Note 11 has been restated to conform to our accounting treatment at December 31, 2005 of the derivative Notes and warrants under Emerging Issues Task Force Abstract (EITF) 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." This resulted in a derivative valuation loss in the amount of $7,496,210 and an embedded derivative liability recorded in the amount of $11,163,110. Also recorded as a result of this treatment are additional discounts related to the Notes issued to AJW et al in the amount of $443,045 and additional interest expense of $26,381.

The Company reclassified $1,379,739 of Notes Payable - related parties from long term to current due to acceleration clauses contained in the note documentation.

The changes to the financial statements resulting from the restatement for the six months ended June 30, 2005 are shown below:

                                                     As Originally    Effect of
                                                        Reported     Restatement   As Restated
----------------------------------------------------------------------------------------------
For the six months ended June 30, 2005
Balance Sheet
  Inventory                                            $   754,239   $  (543,191)  $   211,048
  Current assets                                         1,939,525      (543,191)    1,396,334
  Deferred loan origination costs                        1,089,123        39,697     1,128,820
  Total assets                                           6,104,101      (503,494)    5,600,607
  Embedded derivative liability                               --      11,163,110    11,163,110
  Total current liabilities                              2,143,819    12,542,849    14,686,668
  Notes payable AJW Group                                  604,273      (443,045)      161,228
  Total liabilities                                      4,127,831    10,720,065    14,847,896
  Additional paid in capital                             9,550,516    (3,154,168)    6,396,348
  Accumulated deficit                                   (7,595,651)   (8,069,391)  (15,665,042)
  Total shareholder's deficit                            1,976,270)  (11,223,559)   (9,247,289)
  Total liabilities and shareholder's deficit            6,104,101      (503,494)    5,600,607

Statement of Operations
  General and administrative expenses                    1,327,135         3,609     1,330,744
  Research & development expenses                            --          543,191       543,191
  Total expenses                                         5,904,204       546,800     6,451,004
  Interest expense                                        (834,704)      (26,381)     (861,085)
  Derivative valuation loss                                  --       (7,496,210)   (7,496,210)
  Total other income (expense), net                       (824,463)   (7,522,591)   (8,347,054)
  Net loss before income tax and minority interest      (6,698,293)   (8,069,391)  (14,767,684)
  Net Loss                                              (6,698,293)   (8,069,391)  (14,767,684)
  Basic loss per share                                       (0.25)        (0.30)        (0.55)

                           CYBER DEFENSE SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

Cyber Aerospace - Prior to the three month period ended June 30, 2005, Cyber Aerospace ("Aerospace") had previously been consolidated with the Company as it was a 93.8% owned subsidiary. All transactions and account balances between the Company and Aerospace were eliminated during consolidation. On March 31, 2005, the Company purchased the minority interest so that Aerospace became a wholly owned subsidiary and was then merged with and into the Company (see Note 4).

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

NOTE 4 - ACQUISITION OF MINORITY INTEREST IN SUBSIDIARY

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

                           CYBER DEFENSE SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

-------------------------------------------------
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
                                       ----------

NOTE 5 - ACQUISITION OF SALES RESOURCE CONSULTANTS, INC.

On May 4, 2005, the Company acquired 100% of the stock of Sales Resources Consultants, Inc. ("SRC") for a purchase price of $56,000 in cash. The assets of SRC consist of commission receivables of approximately $56,000 net of reserves and are included in accounts receivable.

NOTE 6 - INTANGIBLE ASSETS

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

NOTE 7 - NOTE PAYABLE - QUEBEC

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


The Notes payable to Cherokee and Proxity have acceleration provisions that provide for prepayments of principal if certain minimum amounts of financing are obtained ($3,000,000), and 73,553 and 25,000 shares of Company common stock are to be issued to Cherokee and Proxity respectively as additional consideration for the maturity date extensions. (See Note 13)

Subsequent to June 30, 2005, Mr. Robinson loaned additional monies to the Company by paying in full all remaining principal, interest and fees of $161,555 that was due to Quebec and as a result, his Notes was amended on August 22, 2005 to reflect a total due to him of $286,512. As additional consideration, the Company also agreed to issue stock equal in value to 10% of the outstanding balance of his Note with 20,465 shares of its Class A common stock (see Note
13).

The Note payable to 21st Century is in payment of the balance of the license fee for Techsphere. The Company loaned Techsphere $1,000,000 which was paid to 21st Century and the total license fee was $1,250,000. The Company is negotiating an extension of the maturity date.

                           CYBER DEFENSE SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 8 - NOTES PAYABLE

                                                                          June 30,      December 31,
                                                                            2005             2004
                                                                         ----------     ------------
Current - Related Parties
Note payable - Joe Theisman - interest accrues at 18%
    per annum, due April 30 through September 30, 2005,
    in equal monthly installments, unsecured. This note
    was converted to common stock on March 31, 2005 ... ...............  $       --       $  110,000
Note payable - Cherokee Raiders - interest accrues at 12%
     per annum, due on demand and is unsecured ........................          --           58,993
Note payable - Cherokee Raiders - interest accrues at 12%
      per annum, due November 30, 2005 and is unsecured ...............          --          868,775
Notes payable - Cherokee Raiders - bearing interest
      at 12% per annum and due July 1, 2008 ...........................   1,029,739               --
Note payable - Jim Alman - interest accrues at 8% per
      annum, due December 5, 2005 .....................................     100,000          100,000
Note payable - Billy Robinson - interest accrues at 12%
      per annum, due on demand and is unsecured (see Note 2) ..........     124,957               --
Notes payable - Proxity Inc. - bearing interest at
     12% per annum and due July 1, 2008 ...............................  $  350,000               --
                                                                         ----------       ----------
                                                                         $1,604,696       $1,137,768
                                                                         ==========       ==========
Current - Other
Note payable - 21st Century Airship, Inc. - interest accrues
     at 12% per annum and the Note is due on August 24, 2005 ..........  $  250,000               --
                                                                         ==========       ==========
Long-term - Other
Notes payable - AJW Partners, LLP and affiliates,
     callable secured convertible notes bearing interest
     at 8% per annum, $1,500,000 due April 4, 2008 and
     $1,300,000 due May 25, 2008; less discount of $2,638,772 ...........$  161,228       $       --
                                                                         ----------       ----------
                                                                         $  161,228       $       --
                                                                         ==========       ==========

NOTE 9 - STOCKHOLDERS' DEFICIT

Common Stock - At June 30, 2005, the Company had 28,168,952 shares of Class A Common Stock, 300,000 shares of Class B Common Stock, and 2 shares of Class C Common Stock issued and outstanding with 200,000,000 shares of each of Class A, B and C authorized with a par value of $0.001. In addition, the Company had 100,000,000 shares of Class A Preferred Stock authorized, par value $0.001, with no shares issued and outstanding. The Company had $6,396,348 in additional paid in capital and an accumulated deficit of $15,665,042 of which $4,577,069 represented a charge at March 31, 2005 for impairment of goodwill that arose from the acquisition of the remaining minority interest in Cyber Aerospace and $7,496,210 represents the derivative valuation loss from the issuance of derivative securities more fully described in Note 11. Class B Common Stock allows for 1000 votes per share. Class C Common Stock allows for one vote per share and entitles the holder to receive the net assets of the Company upon dissolution. At December 31, 2004, the Company had 25,921,562 shares of Class A Common Stock, 150,000 shares of Class B Common Stock issued and outstanding and 2 shares of Class C common stock issued and outstanding with 200,000,000 shares of each of Class A, Class B and Class C Common Stock authorized, par value $.001.

                           CYBER DEFENSE SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

NOTE 11 - WORKING CAPITAL FINANCINGS

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

The Notes described above contain embedded derivatives in the form of the Warrants and the beneficial conversion feature. The Company received gross proceeds of $2.8 million during the three months ended June 30, 2005 and $1.2 million of gross proceeds on July 29, 2005. As of the dates of issuance, the Warrants issued in conjunction with the $2.8 million of Notes to purchase an aggregate of 2,800,000 shares of Class A common stock were valued at $8,669,572. The beneficial conversion feature was valued at $4,774,694.

On August 3, 2005 the Company issued Notes aggregating $1,200,000 along with Warrants to purchase an aggregate of 1,200,000 shares of Class A common stock valued at $2,376,540. The beneficial conversion feature was valued at $2,538,882.

The carrying value of the $2,800,000 Notes outstanding as of June 30, 2005 was $161,228 net of discount. The carrying value will be increased each quarter over the three year period as the accretion related to the embedded derivatives is recorded until the carrying value equals the face value of $2,800,000. As of June 30, 2005, the derivative instruments had a fair value of $11,163,110.

Affiliated Business Services, Inc. ("ABS") earned a finders fee of $ 200,000 in cash of which $107,500 was been paid as of June 30, 2005 and $92,500 was paid on August 9, 2005; and 61,538 shares of Class A common stock, valued at $200,000, for introducing the Company to the lending group. The total fee of $400,000 is being amortized over the three year life of the loan. In addition, ABS was issued warrants to purchase an aggregate of 400,000 shares of Class A common stock at a strike price of $4.25 and a life of 5 years. Warrants to purchase an aggregate of 280,000 shares of class A common stock were granted through June 30, 2005 with a value of $866,920. The value of the warrants will be amortized over the three year life of the loan. On August 3, 2005 a warrant to purchase an additional 120,000 shares of Class A common stock with a value of $237,740 was issued in conjunction with the additional $1,200,000 in Notes issued to AJW on that date.

The proceeds of the offering will be used to repay certain indebtedness and for working capital.

                           CYBER DEFENSE SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

NOTE 13 - SUBSEQUENT EVENTS

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

                              RESULTS OF OPERATIONS

The Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

General and administrative expenses totaled $769,116 for the three months ended June 30, 2005 as compared to $355,703 for the three months ended June 30, 2004, a net increase of $413,413. The increase is primarily due to increased payroll, specialized consulting and legal fees and a general increase in overhead.

Research and development expense pertains to development of the airship propulsion systems and totaled $543,191 for the three months ended June 30, 2005 for which no prior period comparable expense exists.

Other income and expense for the three months ended June 30, 2005 consists of interest expense of $308,635, of which $161,228 represented amortization of loan discount, and interest income of $10,241. Other income and expense for the three months ended June 30, 2004 was comprised of interest expense of $16,898. Also included in other income and expense is the derivative valuation loss for the three months ended June 30, 2005 in the amount of $7,496,210 relating to the issuance of Notes and Warrants to AJW treated as derivative securities for which no prior year comparable amount exists.

The Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30,
2004

General and administrative expenses totaled $1,330,744 for the six months ended June 30, 2005 as compared to $469,442 for the six months ended June 30, 2004, a net increase of $861,302. The increase is primarily due to increased payroll, specialized consulting and legal fees and amortization of loan origination costs of $95,078 as well as the inclusion of the general and administrative expenses of Cyber Aerospace for the full six months in 2005 whereas in the 2004 period such expenses were only from March 15, 2004 (the date of inception) through June 30, 2004.

Research and development expense pertains to development of the airship propulsion systems and totaled $543,191 for the three months ended June 30, 2005 for which no prior period comparable expense exists.

The impairment of goodwill in the amount of $4,577,069 for the six months ended June 30, 2005 pertains to goodwill associated with the acquisition of Cyber Aerospace for which no prior year comparable amount exists.

Other income and expense for the six months ended June 30, 2005 consists of interest income of $10,241, interest expense of $861,085 which includes interest on Notes and debt of $147,406 and $552,451 representing the beneficial conversion feature of certain debt conversions that has been accounted for as additional interest, and $161,228 of loan discount amortization resulting from a beneficial conversion feature related to the conversion to stock discount to market of 40% and the value of warrants that were issued in the transaction. Such amount has been accounted for as interest expense. Other income and expense for the six months ended June 30, 2004 was comprised of interest expense of $22,293 and the write off of the value of certain computer equipment of $12,205. Also included in other income and expense for the six months ended June 30, 2005 is the derivative valuation loss in the amount of $7,496,210 relating to the issuance of Notes and Warrants to AJW treated as derivative securities for which no prior year comparable amount exists.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's primary needs for liquidity and capital resources are the funding of salaries and other administrative expenses related to the management of the Company as well as for payment of the cost of products sold and inventory.

The Company's cash and cash equivalents of $164,230 as of June 30, 2005 is not sufficient to support current levels of operations for the next twelve months and it is therefore necessary for the Company to seek additional financing. Such financing has been obtained as discussed below and in Notes 11 and 13.

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

                                        CYBER DEFENSE SYSTEMS, INC.

                                        June 22, 2006


                                        By: /s/ William C. Robinson
                                            ------------------------------------
                                            William C. Robinson
                                            Chief Executive Officer and Chairman


                                        By: /s/ David M. Barnes
                                            ------------------------------------
                                            David M. Barnes
                                            Chief Financial Officer