Form 10QSB/A
period 2005-09-30
CYBER DEFENSE SYSTEMS INC
filed 2006-06-22
CIK 1118480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                  FORM 10-QSB/A

                For the Quarterly Period Ended September 30, 2005

                        Commission File Number: 333-46424

                           CYBER DEFENSE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

               FLORIDA                                           55-0876130
   --------------------------------                          -------------------
   (State or other jurisdiction of                            (I.R.S. Employer
     incorporation or organization)                          Identification No.)

      10901 ROOSEVELT BOULEVARD
       ST. PETERSBERG, FLORIDA                                     33716
----------------------------------------                         ----------
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

Indicate by check mark whether the registrant is an accelerated Filer (as defined in Rule 12-b-2 of the Exchange Act). YES |_| NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

             Title of Class                    Number of Shares Outstanding
      ----------------------------          ----------------------------------
      Class A Common Stock
      (par value $0.001 per share)          58,617,226 as of November 30, 2005
      Class B Common Stock
      (Par Value $0.001 per share)             545,455 as of November 30, 2005
      Class C Common Stock
      Par value $0.001 per share)                    2 as of November 30, 2005

The Registrant, by this Form 10-QSB/A amends the Form 10-QSB filed on December 5, 2005 including changes to the unaudited financial statements, the unaudited notes thereto, signature pages and the certifications made by our CEO and CFO. The remaining information in this Form 10-QSB/A has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-QSB/A relates.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
      PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of
   September 30, 2005 (unaudited) and December 31, 2004...................     1
Consolidated Statements of Operations for the
   Three Months Ended September 30, 2005 and 2004 (unaudited).............     2
Consolidated Statements of Operations for the
   Nine Months Ended September 30, 2005 and 2004 (unaudited)..............     3
Consolidated Statements of Cash Flows for the
   Nine Months Ended September 30, 2005 and 2004 (unaudited)..............   4-5
Notes to the Consolidated Financial Statements (unaudited)................  6-21

Item 2. Management's Discussion and Analysis of
           Financial Condition or Plan of Operations......................    22

Item 3. Controls and procedures...........................................    26

      PART II. OTHER INFORMATION

Item 1. Legal Proceedings ................................................    26

Item 2. Changes in Securities.............................................    26

Item 3. Defaults Upon Senior Securities...................................    27

Item 4. Submission of Matters to a Vote of Security Holders...............    27

Item 5. Other Information ................................................    27

Item 6. Exhibits and Reports on Form 8-K..................................    27

Signatures................................................................    28

                           CYBER DEFENSE SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                 September 30,2005   December 31, 2004
                                                                 -----------------   -----------------
                                                                    (Unaudited)
                              ASSETS
CURRENT ASSETS:
Cash and cash equivalents ....................................     $     62,628         $   206,270
Accounts receivable ..........................................          366,235             747,155
Inventory ....................................................          560,144                  --
Prepaid expenses .............................................           51,080                  --
Prepaid interest .............................................          125,034                  --
                                                                   ------------         -----------
TOTAL CURRENT ASSETS .........................................        1,165,121             953,425

OTHER ASSETS
Restricted cash ..............................................           20,000                  --
Intangible assets, net of accumulated amortization
   of $52,779 and $99,291 respectively .......................           47,221             506,252
Property and equipment, net of accumulated
   depreciation of $4,153 and $29,513 respectively ...........           97,993               5,603
Deposits and costs of equipment ..............................          150,976             150,976
Deposits on airships .........................................               --           1,175,000

Exclusive manufacturing license - 21st Century airships,
   less accumulated amortization of $32,999 ..................       14,222,650                  --
Deferred loan origination costs, net of accumulated
   amortization of $206,845 and $15,292 respectively .........        1,363,981              12,849
Security deposits ............................................            7,371               7,156
                                                                   ------------         -----------
TOTAL ASSETS .................................................     $ 17,075,313         $ 2,811,261
                                                                   ============         ===========
                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities .....................     $  2,505,175         $ 1,319,772
Accounts payable related parties .............................           47,420             468,176
Assumed debt of subsidiary ...................................               --              33,337
Accrued interest .............................................          202,350                  --
Note payable - 21st Century Airships .........................          144,844                  --
Notes payable - related parties ..............................        1,105,186           1,137,768
Note payable - Quebec, Inc. ..................................               --             242,216
Deferred salaries ............................................          238,881                  --
Deferred revenue .............................................          458,328                  --
Notes payable ................................................        1,300,000                  --
Embedded derivative liability ................................       11,602,247                  --
                                                                   ------------         -----------
      TOTAL CURRENT LIABILITIES ..............................       17,604,431           3,201,269

LONG TERM LIABILITIES
Notes payable AJW Group - net of discount of $3,066,637 ......          371,063

Deferred taxes ...............................................        1,082,760                  --
                                                                   ------------         -----------
      Total liabilities ......................................       19,058,254           3,201,269
                                                                   ------------         -----------
Minority interest in Cyber Aerospace, Corp. (6.2%) ...........               --              26,581

Commitments and contingencies ................................               --                  --

SHAREHOLDERS' EQUITY (DEFICIT):

Class A Preferred stock, $0.001 par value; 100,000,000
  Shares authorized; none issued and outstanding .............               --                  --
Common stock:
Class A, $0.001 par value; 200,000,000 shares
authorized; 56,204,893 and 25,921,562 shares issued
  and outstanding respectively ...............................           56,205              25,921
Class B, $0.001 par value; 200,000,000 shares authorized;
  545,455 and 150,000 shares issued and outstanding
  respectively ...............................................              545                 150
Class C, $0.001 par value; 200,000,000 shares authorized;
  2 shares issued and outstanding ............................               --                  --
Additional paid-in capital ...................................       14,351,905             461,762
Accumulated other comprehensive loss .........................           (7,064)             (7,064)
Accumulated deficit ..........................................      (16,384,532)           (897,358)
                                                                   ------------         -----------
Total shareholders' equity (deficit) .........................       (1,982,941)           (416,589)
                                                                   ------------         -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) ......     $ 17,075,313         $ 2,811,261
                                                                   ============         ===========

The accompanying notes are an integral part of these consolidated financial statements

                           CYBER DEFENSE SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                               THREE MONTHS ENDED
                                  SEPTEMBER 30,

                                            2005          2004
                                        -----------   -----------

Revenues ............................   $   114,873   $        --
                                        -----------   -----------

Cost of Sales .......................        88,032            --
                                        -----------   -----------
Gross profit ........................        26,841            --
                                        -----------   -----------
Expenses
General and administrative ..........     1,166,739       195,877
                                        -----------   -----------
Total expenses ......................     1,166,739       195,877
                                        -----------   -----------

Loss from Operations ................    (1,139,898)     (195,877)

Other Income (Expense)
Other income ........................        32,845            --
Interest income .....................        10,386         3,030
Interest expense ....................    (1,028,259)       (3,976)
Derivative valuation loss ...........      (176,862)           --
                                        -----------   -----------
Other Income (Expense), net .........    (1,161,890)         (946)
                                        -----------   -----------

Net Loss Before Income
   Tax and Minority Interest.........    (2,301,788)     (196,823)
                                        -----------   -----------

Provision for income tax ............     1,582,328            --
Minority interest ...................            --         5,865
                                        -----------   -----------
Net loss ............................   $  (719,460)  $  (190,958)
                                        ===========   ===========
Basic and diluted loss per share ....   $     (0.02)  $     (0.01)
                                        ===========   ===========
Weighted average number of Class A
   common shares outstanding ........    31,217,286    21,181,222
                                        ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements

                           CYBER DEFENSE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                NINE MONTHS ENDED
                                  SEPTEMBER 30,

                                             2005            2004
                                         ------------    ------------

Service Revenues .....................   $    180,638    $    315,000
Airship sales ........................             --       2,700,000
                                         ------------    ------------
                                              180,638       3,015,000
Expenses
Cost of Sales ........................        123,423       2,200,000
                                         ------------    ------------
Gross profit .........................         57,215         815,000
                                         ------------    ------------

General and administrative expenses ..      2,497,513         929,577
Research and development .............        543,191              --
Impairment of goodwill ...............      4,577,069              --
Write off of computer equipment ......             --          12,205
                                         ------------    ------------
Total expenses .......................      7,617,773         941,782
                                         ------------    ------------

Loss from Operations .................     (7,560,558)       (126,782)

Other Income (Expense)
Other Income .........................         32,845
Interest income ......................         20,627           8,581
Interest expense .....................     (1,889,344)        (22,269)
Derivative valuation loss ............     (7,673,072)             --
                                         ------------    ------------
Other Income (Expense), net ..........     (9,508,944)        (13,688)
                                         ------------    ------------
Net Loss Before Income
Tax and Minority Interest ............    (17,069,502)       (140,470)
                                         ------------    ------------

Provision for income tax .............      1,582,328              --
Minority interest ....................             --         (12,791)
                                         ------------    ------------
Net loss .............................   $(15,487,174)   $   (153,261)
                                         ------------    ------------

Basic and diluted loss per share .....   $      (0.54)   $      (0.01)
                                         ============    ============
Weighted average number of Class A
   common shares outstanding .........     28,432,121      19,560,407
                                         ============    ============

The accompanying notes are an integral part of these consolidated financial statements

                           CYBER DEFENSE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                       -------------------------------
                                                            2005              2004
                                                       ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss .........................................   $(15,487,174)       $  (153,261)
  Adjustments to reconcile net (loss) income
  To net cash from operating activities:
      Minority interest ...........................             --             12,791
      Interest expense from amortization of
          loan discount ...........................       1,450,363                 --
      Impairment of goodwill ......................       4,577,069                 --
      Issuance of stock for services ..............         338,750                 --
      Options issued to employees..................          10,800                 --
      Depreciation and amortization ...............         318,522             87,311
      Write-off of intangible assets ..............           5,543                 --
      Derivative valuation loss....................       7,673,072                 --
      Deferred tax benefit.........................      (1,582,328)                --
      Write-off of property and equipment .........              --             12,205
      Loss on currency adjustment .................              --               (524)
      Gain on sale of airship......................              --           (500,000)
   Changes in assets and liabilities
      Prepaid expenses ............................         (45,673)            (6,211)
      Prepaid interest.............................        (125,034)
      Restricted cash..............................         (20,000)           (36,422)
      Accounts receivable .........................         618,698                 --
      Inventory ...................................        (478,623)                --
      Security deposits ...........................            (215)                --
      Accounts payable and accrued liabilities ....        (377,272)           295,022
      Accounts payable - related party ............         (76,163)                --
      Deferred salaries............................          18,854                 --
      Deferred revenue.............................          (4,861)                --
                                                       ------------        -----------
NETCASH FROM OPERATING ACTIVITIES .................      (3,185,672)          (252,667)
                                                       ------------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Deposits and costs of equipment..................              --           (142,338)
  Increase in investment on E-City.................              --            (51,300)
  Loan to Techsphere ..............................      (1,074,362)                --
  Cash received in acquisition of Techsphere.......          25,010                 --
  Change in related party receivables/payables.....              --             65,225
  Purchases of equipment...........................         (12,000)                --
                                                       ------------        -----------
NET CASH FROM INVESTING ACTIVITIES ................     (1,061,352)          (164,805)
                                                       ------------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable .....................              --            332,216
  Gross Proceeds from sale of secured convertible
      Notes payable ...............................       4,000,000                 --
  Proceeds from notes payable, related parties ....         288,471            400,059
  Issuance of common stock ........................         255,209              5,218
  Payments of loan costs ..........................        (248,065)           (14,141)
  Principal payments on notes payable
    related parties ...............................         (53,740)           (20,800)
  Principal payments on notes payable..............        (105,156)           (90,000)
  Payments on debt assumed from subsidiary ........         (33,337)           (57,635)
                                                       ------------        -----------
NET CASH FROM FINANCING ACTIVITIES ................       4,103,382            554,917
                                                       ------------        -----------
Net (decrease) increase in cash ...................        (143,642)           137,445
Cash and cash equivalents, beginning ..............         206,270                319
                                                       ------------        -----------
Cash and cash equivalents, ending .................     $    62,628         $  137,764
                                                       ============        ===========


The accompanying notes are an integral part of these consolidated financial statements

                           CYBER DEFENSE SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                                                NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                           ---------------------------
                                                                              2005              2004
                                                                           ----------       ----------
Supplemental disclosure of cash flow information:

Cash paid for interest                                                     $  109,333       $    3,105
Cash paid for income taxes                                                         --               --

Supplemental disclosure of non-cash investing and financing information:
Partial payment of purchase cost of a license
   with a note payable                                                        250,000
Payment of note payable by Mr. Robinson                                       288,177               --
Conversion of notes payable into common stock                               1,479,300               --
Issued stock for debt                                                                          400,425
Deposits on inventory purchased with debt                                                      675,000
Plans and designs purchased with debt                                                          100,000
Conversion of accounts payable - related party
  to a long-term note payable                                                 350,000               --
Issuance of warrants for discount on notes
 and loan costs                                                            12,150,732               --
Common Stock issued for loan costs                                            200,000               --
Common Stock issued for shares of Cyber Aerospace                           4,603,650               --
Common stock issued for Techsphere                                          5,316,904               --
Retirement of fully depreciated assets                                             --           31,091
                                                                           ----------       ----------

The accompanying notes are an integral part of these financial statements

                           CYBER DEFENSE SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Acquisitions and Mergers and Controlling Shareholders --Cyber Defense Systems, Inc. ("the Registrant" or "Cyber Defense" or "the Company") was incorporated on August 19, 2004 in Florida. E-City Software, Inc. ("E-City") was organized in Nevada on May 12, 2000. On Alert Systems, Inc. ("On Alert") was incorporated on March 17, 2003 in Nevada and acquired a control position in E-City in May of 2003 and in Cyber Aerospace Corp. ("Cyber Aerospace") in March 2004. On Alert was merged with and into Cyber Defense on September 1, 2004. On September 1, 2004 E-City was also merged with and into Cyber Defense following the On Alert merger. As a result of the aforementioned, Cyber Defense is the successor to E-City and its shares of class A common stock began trading on the Over the Counter Bulletin Board ("OTC:BB") under the symbol CYDF on September 7, 2004. Due to the nature of the mergers, the fiscal year end of the Registrant was changed to December 31 effective for Fiscal 2003 and the historical financial statements of the Registrant are those of On Alert and include results of operations for Cyber Aerospace from its date of inception in March 2004, as it was previously a subsidiary of On Alert, and also include the results of operations of E-City from its date of merger, September 1, 2004. Cyber Aerospace was merged with and into Cyber Defense effective March 31, 2005. In addition, on September 19, 2005, the Company acquired Techsphere Systems International, Inc. ("TSI") for 23,076,923 Class A common shares and 245,455 Class B common shares (see Note 5).

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

Managements Intentions - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the nine months ended September 30, 2005, the Company recorded minimal revenue and incurred a net loss of $15,487,174 including a charge for impairment of goodwill in the amount of $4,577,069 and a derivative valuation loss in the amount of $7,673,072 and for the year ended December 31, 2004, the Company recorded revenues of $3,026,287, but incurred a net loss of $420,653. The lack of sufficient revenues and the loss from operations raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations (see Notes 11 and 13).

Cash and Cash Equivalents -- Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. At September 30, 2005 and December 31, 2004 the Company had $0 and $106,270 respectively, in excess of federally insured limits.

Inventory -- At September 30, 2005, inventory of $560,144 primarily consists of work in process on the CyberBug and CyberScout smaller Unmanned Air Vehicles ("UAV's") and the new propulsion system for the larger UAV's as well as parts and raw materials for the airships that Cyber and TSI build, sell and service. The inventories are valued at the lower of average cost or market.

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

Certain marketing rights, designs and plans which have been acquired by the Company, which are more fully described in Note 6, have not been impaired. The Company concluded, based on industry sales forecasts and internally generated sales and cash forecasts, that the cost of these assets was likely to be recoverable in full.

Manufacturing License -- The Company acquired an exclusive manufacturing license valued at $14,255,649 with the acquisition of TSI in September, 2005 as described in Note 5. Amortization over the contractual useful life of the license of 18 years totaled $32,999 as of September 30, 2005. The Company evaluated the carrying value of the license to determine if the carrying amount warranted revision or may not be recoverable. In management's opinion, an adjustment is not required at September 30, 2005.

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

Earnings (Loss) Per Share -- Basic (loss) or earnings per share is calculated by dividing the loss or income available to Class A common shareholders by the weighted-average number of Class A common shares outstanding during each period. Fully diluted loss per share for the three and nine months ended September 30, 2005 and 2004 is anti-dilutive due to net losses incurred by the Company. At September 30, 2005, potentially dilutive securities total 28,461,408 shares and include 11,379,900 Class A common shares subject to stock options issued on September 19, 2005 under the 2005 Option Plan, 4,400,000 Class A common shares issuable upon exercise of warrants and 10,577,513 Class A common shares issuable upon conversion of the Notes issued in connection with the financing received from AJW Partners, LLP and affiliates as discussed in Note 11 and 2,103,695 Class A common shares issuable upon the conversion of a related party note payable to Cherokee. At September 30, 2004, potentially dilutive securities include 88,000 shares subject to a stock option held by All- Stars Marketing since August 9, 2004.

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

                           CYBER DEFENSE SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - RESTATEMENT

Certain adjustments that were made at year end during the audit of the financial statements at December 31, 2005 pertain to the quarter ended September 30, 2005 and as such, the financial statements have been restated to reflect said adjustments described in the following paragraphs.

The Company recorded an adjustment to reduce inventories in the amount of $543,191 to record costs of obtaining a prototype propulsion system for its airships. The cost was treated as research and development expense.

The Company recorded additional loan cost and related amortization expense pursuant to the Securities Purchase Agreement with AJW et al in the amount of $36,910 and $84,569, respectively.

The treatment of the April 1, 2005 financing pursuant to the Securities Purchase Agreement as of that date with AJW et al as described in Note 11 has been restated to conform to our accounting treatment at December 31, 2005 of the derivative Notes and warrants under Emerging Issues Task Force Abstract (EITF) 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." This resulted in a derivative valuation loss in the amount of $7,673,072 and an embedded derivative liability recorded in the amount of $11,602,247. Also recorded as a result of this treatment are additional discounts related to the Notes issued to AJW et al in the amount of $449,331 and additional interest expense of $2,066.

The Company reclassified $1,105,186 of Notes Payable - related parties from long term to current due to acceleration clauses contained in the note documentation.

The purchase accounting relative to the acquisition of TSI on September 19, 2005 was revised to reflect deferred taxes arising from the difference between the book and tax basis of the manufacturing license with 21st Century Airships (21C) in the amount of $2,665,088 and accrued royalties pursuant to minimum royalties stipulated in the Company's agreement with 21C in the amount of $673,397. These adjustments resulted in the reallocation of the purchase price among the value of the license and property and equipment acquired in the amounts of $3,316,424 and $22,061, respectively.

With the change to the value of the manufacturing license with 21st Century Airships as discussed above, amortization on the license was recorded from the date of acquisition through September 30, 2005 in the amount of $32,999 in accordance with the license's eighteen year life. Additional royalties pursuant to the license were recorded in the amount of $33,000.

The exclusive marketing rights previously acquired from TSI were eliminated in the consolidation of TSI with the Company.

The Company recognized a deferred tax benefit in the amount of $1,582,328 for the nine months ended September 30, 2005.

                           CYBER DEFENSE SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The changes to the financial statements resulting from the restatement for the nine months ended September 30, 2005 are shown below:

                                                      As Originally    Effect of
                                                         Reported     Restatement    As Restated
                                                      -------------   ----------     -----------
For the nine months ended September 30, 2005
Balance Sheet
   Inventory                                           $ 1,103,335    $  (543,191)   $   560,144
   Current Assets                                        1,708,312       (543,191)     1,165,121
   Intangible assets                                       418,754       (371,533)        47,221
   Property and equipment                                   75,932         22,061         97,993
   Exclusive manufacturing license, 21st Century
    Airships                                            10,939,225      3,283,425     14,222,650
   Deferred loan origination costs                       1,411,640        (47,659)     1,363,981
   Total Assets                                         14,732,210      2,343,103     17,075,313
   Accounts payable and accrued liabilities              1,498,778      1,006,397      2,505,175
   Accrued interest                                        502,350       (300,000)       202,350
   Deferred revenue                                        829,861       (371,533)       458,328
   Derivative liability                                       --       11,602,247     11,602,247
   Total Current Liabilities                             5,667,320     11,937,111     17,604,431
   Notes Payable AJW Group                                 820,394       (449,331)       371,063
   Deferred taxes                                            --         1,082,760      1,082,760
   Total Liabilities                                     6,487,714     12,570,540     19,058,254
   Additional paid in capital                           17,792,773     (3,440,868)    14,351,905
   Accumulated Deficit                                  (9,597,963)    (6,786,569)   (16,384,532)
   Total Shareholder's Deficit                           8,244,496)   (10,227,437)    (1,982,941)
   Total Liabilities and Shareholder's Deficit          14,732,210      2,343,103     17,075,313

Statement of Operations
   General and administrative expenses                   2,346,945        150,568      2,497,513
   Research & development expenses                           --           543,191        543,191
   Total Expenses                                        6,924,014        693,759      7,617,773
   Interest expense                                     (1,887,278)        (2,066)    (1,889,344)
   Derivative valuation loss                                 --        (7,673,072)    (7,673,072)
   Total other income (expense), net                    (1,833,806)    (7,675,138)    (9,508,944)
   Net Loss Before Income Tax and Minority Interest     (8,700,605)    (8,368,897)   (17,069,502)
   Provision for income tax                                  --         1,582,328      1,582,328
   Net Loss                                             (8,700,605)    (6,786,569)   (15,487,174)
   Basic loss per share                                      (0.31)         (0.23)         (0.54)

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

                           CYBER DEFENSE SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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
                                                                      ----------

NOTE 5 - ACQUISITION OF TECHSPHERE SYSTEMS INTERNATIONAL, INC. ("TSI")

On September 19, 2005, Cyber Defense Systems, Inc. acquired 100% of the 100,000 common shares of the outstanding stock of TSI in exchange for 23,076,923 shares of Cyber Class A common stock valued at $5,281,244 and 245,455 shares of Cyber Class B common stock valued at $58,982 resulting in a total value of $5,340,226. The value was determined by using average of the previous 30 days closing prices as discounted for the potential non-marketability of the stock due to the number of shares and the trading volume. TSI became a wholly owned subsidiary of Cyber. TSI is a manufacturer of low, medium and high altitude commercial airships and was acquired to expand the Company's product offerings. The transaction was accounted for as a purchase business combination in accordance with FAS 141, "Business Combinations". An independent valuation was obtained for both the Cyber stock and TSI's exclusive manufacturing license. The valuation obtained for the consideration given (Cyber stock) was used for valuation purposes of the transaction. In connection with the acquisition by Cyber, TSI underwent a reorganization intended to qualify as a reorganization within the meaning of
Section 368(a)(1)(A) and (a)(1)(D) of the Internal Revenue Code of 1986, as amended resulting in TSI becoming a regular corporation from a limited liability corporation. The 100,000 shares of TSI stock were then exchanged for the Cyber stock mentioned above. Negative goodwill was not recognized in connection with the acquisition of Techsphere. Instead, the excess of the fair value of the net assets over the purchase price was allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the long-term assets. The results of operations of TSI are included in the income statement since the date of acquisition of September 19, 2005.

                           CYBER DEFENSE SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

At September 19, 2005, the purchase price was allocated to the assets acquired and the liabilities assumed as follows:

Assets Acquired
Cash                                                                  $  25,010
Accounts receivable                                                     236,028
Miscellaneous receivable                                                  1,750
Inventory                                                                81,521
Prepaid expenses                                                          5,407
Property, plant & equipment                                              82,405
21st Century manufacturing license                                   14,255,649
Liabilities assumed                                                  (6,682,456)
Deferred tax liability                                               (2,665,088)
                                                                     -----------
Net Assets Acquired                                                  $5,340,226
                                                                     -----------

The 21st Century manufacturing license acquired in the transaction has a contractual life of 18 years, and will be amortized using the straight line method. Amortization expense related to the license for the period from September 19, 2005 to September 30, 2005 totaled $32,999. It is anticipated by the Company that the aggregate value that will be deductible for income tax purposes will be $2,664,851 amortized over the 18 year life of the license.

The following pro-forma combined condensed statements of operations present what such results of operations would have been had the acquisition of Techsphere been consummated on January 1, 2004.


                                      Year ended December 31, 2004
                        -------------------------------------------------------
                        Techsphere    Cyber Defense   Adjustments     Combined
                        -----------   ------------    -----------   -----------
Revenues                $ 2,618,844   $3,026,287(a)    (2,200,000)  $ 3,445,131
Expenses
Cost of Sales             2,036,369    2,200,000(a)    (2,200,000)    2,036,369
General &
   administrative         1,889,959    1,090,153(b)       600,306     3,580,418
Research &
   Development                   --           --               --            --
Impairment of
   Goodwill                      --           --               --            --
                        -----------   ----------      -----------   -----------
Total expenses            3,926,328    3,290,153(a)    (1,599,694)    5,616,787
Loss from
Operations               (1,307,484)    (263,866)        (600,306)   (2,171,656)
Other income
   (expense)               (359,554)    (156,787)              --      (516,341)
Net loss                $(1,667,038)  $ (420,653)     $  (600,306)  $(2,687,997)
                        -----------   ----------      -----------   -----------
Loss per share:
Basic and diluted                                                   $     (0.06)
                                                                    -----------
Weighted average
   shares outstanding                                                44,202,099

                                    Nine Months Ended September 30, 2005
                        ----------------------------------------------------------
                         Techsphere   Cyber Defense      Adjustments     Combined
                        ------------  -------------      -----------   -----------
Revenues                $ 1,948,120   $    98,008(c)     $ (128,647)   $ 1,917,661
Expenses
Cost of Sales             1,819,207        49,004                --      1,868,211
General &
   administrative         1,550,717     2,375,925(b)(c)     315,425      4,169,561
Research &
   Development                   --       543,191                --        543,191
Impairment of
   Goodwill                      --     4,577,069                --      4,577,069
                        -----------   -----------        ----------    -----------
Total expenses            3,369,924     7,545,189           315,425     11,230,538
Loss from
Operations               (1,421,804)   (7,447,181)         (443,892)    (9,312,877)
Other income
   (expense)               (250,342)     (195,104)               --       (445,446)
Net loss                $(1,672,146)  $(8,636,225)         (443,892)   $(9,758,323)
                        -----------   -----------        ----------    -----------
Loss per share:
Basic and diluted                                                      $    (0.19)
                                                                       -----------
Weighted average
   shares outstanding                                                   50,568,874

(a) - Eliminates intercompany sales and cost of sales for the purchase and sale of an airship.

(b) - Includes the adjustment for amortization of the value of the license with 21st Century Airships, Inc. as if the transaction had occurred as of January 1, 2004

(c) - eliminate the inter-company transaction related to the sale of the license for marketing and integration rights of Airships by Techsphere to Cyber

                           CYBER DEFENSE SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 6 - INTANGIBLE ASSETS

As discussed in Note 3, the Company acquired an exclusive, worldwide license for the manufacture of its airships with 21st Century Airships, Inc. with the acquisition of TSI. The value recorded for the license was $14,255,649. The cost is being amortized over the life of the license of 18 years, resulting in monthly amortization of $65,998. Accumulated amortization and amortization expense as of September 30, 2005 and 2004 was $32,999 and $0, respectively. The agreement calls for royalty payments relating to the sales of airships ranging from $450,000 for a low altitude airship, $600,000 for a medium altitude airship, 10% of the gross sales price of a high altitude airship and $400,000 for the manufacture of a low altitude airship used for commercial advertising purposes. Payments are to be made on any royalties due upon receipt of payment from the customer on a proportionate basis as defined in the agreement and in full within 120 days of completion of the manufacturing process.

The agreement calls for a minimum royalty payment of $1,000,000 for the period of January 17, 2005 through January 16, 2006. The Company has accrued $706,397 related to this royalty in the balance sheet as of September 30, 2005.

During 2004, the Company purchased exclusive marketing rights from TSI. These rights were recorded at their cost of $500,000 because TSI was then a non-related party. These marketing rights are being amortized over six years, which is the life of the contract and the monthly amortization expense is $6,944. The exclusive marketing rights have been eliminated in consolidation due to the acquisition of TSI on September 19, 2005. In addition, the Company also purchased designs and plans for unmanned air vehicles ("UAV's") which have a useful life of 3 years. The cost was $100,000 and the monthly amortization is $2,777. Total amortization expense of the intangible assets was $87,498 for the nine months ended September 30, 2005.

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

                           CYBER DEFENSE SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 8 - NOTES PAYABLE

                                                                                       September 30,     December 31,
                                                                                            2005            2004
                                                                                       -----------     --------------
Current - Related Parties
Note payable - Jim Alman - interest accrues at 8% per annum due December 31, 2008           50,000               --
Notes payable - Billy Robinson - interest accrues at 12% per annum, due on
      July 31, 2008, unsecured......................................................       282,847               --
Notes payable - Proxity Inc. - bearing interest at 12 % per annum
      unsecured and due July 31, 2008 ..............................................    $  351,600               --
Notes payable - Cherokee Raiders - bearing interest at 12% per annum
      and due July 31, 2008.........................................................       420,739               --
Note payable - Joe Theisman - interest accrues at 18%
      per annum, due April 30 through September 30, 2005,
      in equal monthly installments, unsecured. This note
      was converted to common stock on March 31, 2005 ..............................     $      --       $  110,000
Note payable - Cherokee Raiders - interest accrues at 12%
      per annum, due on demand and is unsecured ....................................            --           58,993
Note payable - Cherokee Raiders - interest accrues at 12%
      per annum, due November 30, 2005 and is unsecured ............................            --          868,775
Note payable - Jim Alman - interest accrues at 8% per
      annum, due December 5, 2005 ..................................................           --          100,000
                                                                                       -----------       ----------
                                                                                        $1,105,186       $1,137,768
                                                                                       -----------       ----------
Current - Other
Note payable - Quebec, Inc. - interest accrued at 24% and the note was due as soon as the securities held as collateral could be sold. Sufficient sales of the collateral took place by September 30, 2005 to pay the entire total amount
      due for principal and accrued interest........................................            --          242,216
Note payable - 21st Century Airship, Inc. - interest accrues at 12%
      per annum. The Note was due on August 24, 2005 and is in default
      with a remaining balance due of $144,000 as at November 28,2005.... ..........     $  144,844
                                                                                       -----------
Note payable - Biff Hadden - interest accrues at 12 1/2 % per annum
      and is due December 31, 2005..................................................       250,000               --
Note payable - C.M.G. Tech. - interest accrues at 10 % per annum
      and is due December 31, 2005..................................................       800,000               --
Note payable - Charles McClure - interest accrues at 12 1/2 % per annum
      and is due December 31, 2005..................................................       250,000               --
                                                                                       -----------      -----------
                                                                                       $ 1,300,000
                                                                                       -----------
Long-term - Other
Notes payable - AJW Partners, LLP and affiliates, callable secured convertible notes bearing interest at 8% per annum, $937,700 due April 4, 2008;
      $1,300,000 due May 25, 2008 and $1,200,000 due August 4, 2008
      less total discount of $3,066,637 ............................................    $  371,063       $       --
                                                                                       -----------       ----------
                                                                                       $   371,063       $       --
                                                                                       -----------      -----------

                           CYBER DEFENSE SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The Notes payable to Mr. Alman, Mr. Robinson, Cherokee and Proxity have acceleration provisions that provide for prepayments of principal if certain minimum amounts of financing of more than $1,000,000 are obtained and 73,553 and 25,000 shares of Company common stock were issued to Cherokee and Proxity respectively as additional consideration for the maturity date extensions (see
Note 12). Cherokee had conversion rights on the entire debt and in September, 2005 converted a $600,000 portion of the debt to Class A common shares at the rate of $0.20 per share and received 3,000,000 Class A common shares.

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

NOTE 9 - STOCKHOLDERS' DEFICIT

Common Stock - At September 30, 2005, the Company had 56,204,893 shares of Class A Common Stock, 545,455 shares of Class B Common Stock, and 2 shares of Class C Common Stock issued and outstanding with 200,000,000 shares of each of Class A, B and C authorized with a par value of $0.001. In addition, the Company had 100,000,000 shares of Class A Preferred Stock authorized, par value $0.001, with no shares issued and outstanding. The Company had $14,351,905 in additional paid in capital and an accumulated deficit of $16,384,532 of which $4,577,069 represented a charge at March 31, 2005 for impairment of goodwill that arose from the acquisition of the remaining minority interest in Cyber Aerospace and $7,673,072 represents a derivative valuation loss related to the derivative securities issued in conjunction with the Notes to AJW Group as discussed below in Note 10. Class B Common Stock allows for 1000 votes per share. Class C Common Stock allows for one vote per share and entitles the holder to receive the net assets of the Company upon dissolution. At December 31, 2004, the Company had 25,921,562 shares of Class A common stock, 150,000 shares of Class B Common Stock issued and outstanding and 2 shares of Class C common stock issued and outstanding with 200,000,000 shares of each of Class A, Class B and Class C Common Stock authorized, par value $.001.

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

The carrying value of these Notes as of September 30, 2005 was $371,063 net of discount. The carrying value will be increased each quarter over the three year period as the accretion related to the embedded derivatives is recorded until the carrying value equals the face value of $4,000,000. As of September 30, 2005, the derivative instruments had a fair value of $11,602,047.

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

Affiliated Business Services, Inc. ("ABS") earned a finders fee of $ 200,000 in cash and 61,538 shares of Class A common stock valued at $200,000, for introducing the Company to the lending group. The total fee of $400,000 is being amortized over the three year life of the loan. In addition, ABS was issued warrants to purchase an aggregate of 400,000 shares of Class A common stock at a strike price of $4.25 and a life of five years. Warrants to purchase an aggregate of 400,000 shares of class A common stock were granted with a value of $1,104,660. The value of the warrants will be amortized over the three year life of the loan.

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

NOTE 13 - OTHER EVENTS

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

                           CYBER DEFENSE SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 14 - STOCK OPTIONS AND STOCK COMPENSATION

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

NOTE 15 - SUBSEQUENT EVENT

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

                              RESULTS OF OPERATIONS

The Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

General and administrative expenses totaled $1,166,739 for the three months ended September 30, 2005 as compared to $195,877 for the three months ended September 30, 2004, a net increase of $970,862. The increase is primarily due to increased payroll, specialized consulting and legal fees and a general increase in overhead as well as stock award compensation and stock option compensation in the current three month period.

Other income and expense for the three months ended September 30, 2005 consists of interest expense of $1,028,259, which includes non-cash interest of $ 460,744 relating to the beneficial conversion feature of converted notes that is accounted for as interest expense; interest income of $10,386 and other income of $32,845. Other income and expense for the comparable three month period ended September 30, 2004 was comprised of interest income of $3,030 and interest expense of $3,976. Also included in other income and expense is the derivative valuation loss in the amount of $176,862 relating to the issuance of Notes and Warrants to AJW treated as derivative securities for which no prior year comparable amount exists.

The Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

General and administrative expenses totaled $2,497,513 for the nine months ended September 30, 2005 as compared to $929,577 for the nine months ended September 30, 2004, a net increase of $1,567,936. The increase is primarily due to increased payroll, specialized consulting and legal fees and amortization of loan origination costs of $318,107 as well as the inclusion of the general and administrative expenses of Cyber Aerospace for the full nine months in 2005 whereas in the 2004 period such expenses were only from March 15, 2004 (the date of inception) through September 30, 2004. In addition, Techsphere's General and Administrative costs of $43,525 for the 11 days of September 19 through September 30; approximately $197,000 of stock award expense and $10,806 of stock option compensation is included in the current year's figures.

The impairment of goodwill in the amount of $4,577,069 for the nine months ended September 30, 2005 pertains to goodwill associated with the acquisition of Cyber Aerospace for which no prior year comparable amount exists.

Other income and expense for the nine months ended September 30, 2005 consists of interest income of $20,627, interest expense of $1,889,344 which includes interest on Notes and debt of $147,406 and $552,451 representing the beneficial conversion feature of certain debt conversions that has been accounted for as additional interest, and $136,913 of loan discount amortization resulting from a beneficial conversion feature related to the conversion to stock at a discount to market of 40% and the value of warrants that were issued in the transaction. Such amount has been accounted for as interest expense. Other income and expense for the nine months ended September 30, 2004 was comprised of interest income of $8,581 and interest expense of $22,293. Also included in other income and expense is the derivative valuation loss in the amount of $7,673,072 relating to the issuance of Notes and Warrants to AJW treated as derivative securities for which no prior year comparable amount exists.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's primary needs for liquidity and capital resources are the funding of salaries and other administrative expenses related to the management of the Company as well as for payment of the cost of products sold and inventory.

The Company's cash and cash equivalents of $62,628 as of September 30, 2005 is not sufficient to support current levels of operations for the next twelve months and it is therefore necessary for the Company to seek additional financing. Such financing has been negotiated as discussed below and in Note 15. While management anticipates that this financing will be consummated there can be no assurance that it will in which case the Company would have to curtail operations.

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

                             CYBER DEFENSE SYSTEMS, INC.

                             June 22, 2006


                             By: /s/ William C. Robinson
                                 -----------------------------------------------
                                 William C. Robinson
                                 Chief Executive Officer and Chairman


                             By: /s/ David M. Barnes
                                 -----------------------------------------------
                                 David M. Barnes
                                 Chief Financial Officer