Form 10QSB
period 2006-06-30
CYBER DEFENSE SYSTEMS INC
filed 2006-08-21
CIK 1118480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                   FORM 10-QSB

                  For the Quarterly Period Ended June 30, 2006

                        Commission File Number: 333-46424

                           CYBER DEFENSE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                 FLORIDA                                          55-0610380
 ----------------------------------------                    -------------------
     (State or other jurisdiction of                           (I.R.S. Employer
      incorporation or organization)                         Identification No.)

  10901 ROOSEVELT BOULEVARD, SUITE 100D
         ST. PETERSBURG, FLORIDA                                     33716
 ----------------------------------------                    -------------------
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

Indicate by check mark whether the registrant is an accelerated Filer (as defined in Rule 12-b-2 of the Exchange Act). YES |_| NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

       Title of Class            Number of Shares Outstanding
----------------------------   --------------------------------
Class A Common Stock
(par value $0.001 per share)   60,984,630 as of August 14, 2006
Class B Common Stock
(Par Value $0.001 per share)      545,455 as of August 14, 2006
Class C Common Stock
Par value $0.001 per share)             2 as of August 14, 2006

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of
           June 30, 2006 and December 31, 2005 (unaudited) ............        1
         Condensed Consolidated Statements of Operations for the
           Three Months Ended June 30, 2006 and 2005 (unaudited).......        2
         Condensed Consolidated Statements of Operations for the
           Six Months Ended June 30, 2006 and 2005 (unaudited).........        3
         Condensed Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2006 and 2005 (unaudited) ........        4
         Notes to the Condensed Consolidated Financial
           Statements (unaudited) .....................................     6-20

Item 2.  Management's Discussion and Analysis of
           Financial Condition or Plan of Operations ..................       21

Item 3.  Controls and procedures ......................................       26

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ............................................       27

Item 2.  Unregistered Sales of Equity Securities ......................       27

Item 3.  Defaults Upon Senior Securities ..............................       27

Item 4.  Submission of Matters to a Vote of Security Holders ..........       27

Item 5.  Other Information ............................................       27

Item 6.  Exhibits and Reports on Form 8-K .............................       28

Signatures ............................................................       30

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                            June 30, 2006   December 31, 2005
                                                            -------------   -----------------
                                    ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                    $      5,457     $        476
Accounts receivable                                                77,720          364,299
Inventory                                                         584,276          336,523
Prepaid interest                                                       --           32,580
                                                             ------------     ------------
    TOTAL CURRENT ASSETS                                          667,453          733,878
                                                             ------------     ------------
OTHER ASSETS:
Intangible assets, net of accumulated amortization
  of $77,781 and $61,113 respectively                              22,219           38,887
Property and equipment, net of accumulated depreciation
  of $19,069 and $10,173 respectively                              85,713           91,973
Deposits and costs of equipment                                   150,976          150,976
Airship manufacturing license, net of accumulated
  amortization of $626,981 and $230,993 respectively           13,628,668       14,024,656
Loan costs, net of accumulated amortization of $642,189
  and $364,697 respectively                                     1,085,695        1,228,897
Security deposits                                                   7,371            7,371
                                                             ------------     ------------
    TOTAL ASSETS                                             $ 15,648,095     $ 16,276,638
                                                             ============     ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                     $  3,051,428     $  2,996,827
Accrued interest                                                  617,196          329,626
Accounts payable related parties                                    5,407           53,337
Deferred revenue                                                1,133,333          450,000
Notes payable - related parties' net of discount of
  $625,676 and $0, respectively                                   871,359        1,562,315
Note payable - unrelated parties                                1,789,016        1,728,075
Embedded derivative liability                                   8,093,843       10,057,733
                                                             ------------     ------------
    TOTAL CURRENT LIABILITIES                                  15,561,582       17,177,913
                                                             ------------     ------------
NON-CURRENT LIABILITIES:
Notes payable, net of discount of $3,031,889 and
  $2,762,333, respectively                                      1,271,315          655,358
Deferred taxes                                                         --          217,325
                                                             ------------     ------------
    TOTAL LIABILITIES                                          16,832,897       18,050,596
                                                             ------------     ------------
Commitments and contingencies                                          --               --

SHAREHOLDERS' DEFICIT:
Class A preferred stock, $0.001 par value; 100,000,000
  Shares authorized; none issued and outstanding                       --               --
Common stock:
Class A, $0.001 par value; 200,000,000 shares authorized;
  60,321,964 and 56,912,893 shares issued and outstanding          60,322           56,913
Class B, $0.001 par value; 200,000,000 shares authorized;
  545,455 shares issued and outstanding                               545              545
Class C, $0.001 par value; 200,000,000 shares authorized;
  2 shares issued and outstanding                                      --               --
Additional paid-in capital                                     17,446,531       14,644,966
Accumulated deficit                                           (18,692,200)     (16,476,382)
                                                             ------------     ------------
Total shareholders' deficit                                    (1,184,802)      (1,773,958)
                                                             ------------     ------------
    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT              $ 15,648,095     $ 16,276,638
                                                             ============     ============

The accompanying notes are an integral part of these condensed consolidated financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                               THREE MONTHS ENDED
                                    JUNE 30,

                                                     2006           2005
                                                 ------------   ------------
Revenues .....................................   $    136,223   $     65,765
Cost of Sales ................................         63,730         35,391
                                                 ------------   ------------
Gross profit .................................         72,493         30,374
                                                 ------------   ------------
Expenses:
General and administrative ...................      2,296,197        769,116
Stock option compensation ....................        350,584             --
Research and development .....................         70,875        543,191
                                                 ------------   ------------
Total expenses ...............................      2,717,656      1,312,307
                                                 ------------   ------------
Loss from operations .........................     (2,645,163)    (1,281,933)
Other Income (Expense)
Interest income ..............................             --         10,241
Interest expense .............................       (862,770)      (308,635)
Derivative valuation gain (loss) .............      4,485,171     (7,496,210)
                                                 ------------   ------------
Other Income (Expense), net ..................      3,622,401     (7,794,604)
                                                 ------------   ------------
Net income (loss) before income tax ..........        977,238     (9,076,537)
                                                 ------------   ------------
Provision for income tax .....................             --             --
                                                 ------------   ------------
Net income (loss) ............................   $    977,238   $ (9,076,537)
                                                 ============   ============
Basic and diluted income (loss) per share ....   $       0.02   $      (0.32)
                                                 ============   ============
Weighted average number of Class A
  common shares outstanding ..................     58,843,504     28,094,183
                                                 ============   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           CYBER DEFENSE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                SIX MONTHS ENDED
                                    JUNE 30,

                                                2006           2005
                                            ------------   ------------
Revenues ................................   $    301,894   $     65,765
Cost of Sales ...........................        144,271         35,391
                                            ------------   ------------
Gross profit ............................        157,623         30,374
                                            ------------   ------------
Expenses
General and administrative expenses .....      3,616,255      1,330,744
Stock option compensation................        984,279             --
Research and development.................         99,261        543,191
Impairment of goodwill ..................             --      4,577,069
                                            ------------   ------------
Total expenses ..........................      4,699,795      6,451,004
                                            ------------   ------------
Loss from operations ....................     (4,542,172)    (6,420,630)
Other income (expense)
Interest income .........................           -            10,241
Interest expense ........................     (1,385,670)      (861,085)
Derivative valuation gain (loss).........      3,494,700     (7,496,210)
                                            ------------   ------------
Other income (expense), net .............      2,109,030     (8,347,054)
                                            ------------   ------------
Net loss before income tax...............     (2,433,142)   (14,767,684)
                                            ------------   ------------
Provision for income tax ................        217,325             --
                                            ------------   ------------
Net loss ................................   $ (2,215,817)  $(14,767,684)
                                            ============   ============
Basic and diluted loss per share ........   $      (0.04)  $      (0.55)
                                            ============   ============
Weighted average number of Class A
  common shares outstanding .............     57,883,532     27,040,107
                                            ============   ============

The accompanying notes are an integral part of these condensed consolidated financial statements

                           CYBER DEFENSE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                    --------------------------
                                                        2006          2005
                                                    -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ......................................   $(2,215,817)  $(14,767,684)
  Adjustments to reconcile net loss
  to net cash from operating activities:
    Interest expense from amortization of
      loan discount .............................       980,917        678,228
    Derivative valuation (gain) loss ............    (3,494,700)     7,496,210
    Stock option compensation ...................       984,279             --
    Issuance of stock for services ..............       140,578         94,125
    Issuance of warrant for services ............       419,760             --
    Issuance of note for services ...............       351,192             --
    Depreciation and amortization ...............       699,044        137,668
    Income tax benefit ..........................      (217,325)            --
    Impairment of goodwill ......................            --      4,577,069
    Write-off of intangible assets ..............            --          5,543
  Changes in assets and liabilities:
    Accounts receivable .........................       286,579       (116,765)
    Inventory ...................................      (247,753)      (211,048)
    Prepaid expenses ............................        32,580       (157,136)
    Security deposits ...........................            --           (215)
    Accounts payable and accrued liabilities ....       384,670        196,818
    Accrued interest ............................       333,174             --
    Accounts payable - related party ............            --        (76,163)
    Deferred revenue ............................       683,333             --
                                                    -----------   ------------
NET CASH FROM OPERATING ACTIVITIES ..............      (879,489)    (2,143,350)
                                                    -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Loan to Techsphere ...........................            --     (1,007,397)
   Purchase of equipment ........................        (2,636)       (12,000)
                                                    -----------   ------------
NET CASH FROM INVESTING ACTIVITIES ..............        (2,636)    (1,019,397)
                                                    -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from convertible note payable ........        82,000             --
  Gross Proceeds from sale of secured convertible
    Notes payable ...............................     1,000,000      2,800,000
  Proceeds from notes payable, related parties ..       187,289        286,871
  Issuance of common stock ......................            --        255,209
  Payments of loan costs ........................       (85,000)      (133,136)
  Principal payments on notes payable
    unrelated parties ...........................      (247,183)            --
  Principal payments on notes payable
    related parties .............................       (50,000)       (34,900)
  Payments on debt assumed from subsidiary ......            --        (33,337)
                                                    -----------   ------------
NET CASH FROM FINANCING ACTIVITIES ..............       887,106      3,140,707
                                                    -----------   ------------
Net increase (decrease) in cash .................         4,981        (22,040)
Cash and cash equivalents, beginning ............           476        206,270
                                                    -----------   ------------
Cash and cash equivalents, ending ...............   $     5,457   $    184,230
                                                    ===========   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           CYBER DEFENSE SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                      SIX MONTHS ENDED
                                                           JUNE 30,
                                                    ---------------------
                                                      2006        2005
                                                    --------   ----------
Supplemental disclosure of cash flow information:
Cash paid for interest                              $ 13,161   $   86,443
Cash paid for income taxes                                --           --

Supplemental disclosure of non-cash investing and
  financing information:
Partial payment of purchase cost of a license
  with a note payable                                     --      250,000
Partial payment of note payable by Mr. Robinson
  on behalf of the Company                                --      124,957
Conversion of notes payable into common stock        547,300      267,000
Conversion of notes payable - related party into
  common stock                                       289,333           --
Conversion of accounts payable - related party
  to a note payable                                   47,930      350,000
Issuance of warrants for discount on notes
  and loan costs                                     542,190    9,536,472
Common Stock issued for loan costs                    35,000      200,000
Common Stock issued for shares of Cyber Aerospace         --    4,603,650

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

The controlling shareholders of the company are Proxity, Inc. ("Proxity"), a publicly traded company ("PRXT") and Cherokee Raiders, a partnership, ("Cherokee") owning approximately 27.5% and 16.3% of the Class A common shares of the Company, respectively as of June 30, 2006. In addition, the former shareholders of TSI also own 245,455 or 45%, of the issued and outstanding shares of Class B common stock and Cherokee owns 300,000 or 55% of such class B shares which allow for 1,000 votes per share and as a result, Cherokee is the controlling shareholder of the Company. Cherokee and Proxity each own one share of the two shares of Class C common stock issued and outstanding which have certain liquidation preference rights. The Chief Executive Officer of both Proxity and Cherokee is Mr. Robinson, the Chief Executive Officer of the Company.

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

Business Condition - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2006 the Company recorded revenues of $301,894 and incurred a net loss of $2,215,817. For the year ended December 31, 2005, the Company recorded revenues of $461,244 and incurred a net loss of $15,579,024. As of June 30, 2006 and December 31, 2005 the net working capital deficit was $14,894,129 and $16,444,035, respectively. The lack of sufficient revenues and the loss from operations raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as further discussed in Notes 5, 6 and 10 as may be required, and ultimately to attain successful operations.

Cash and Cash Equivalents -- Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. At June 30, 2006 and December 31, 2005 the Company had $0 and $0 of cash, respectively, in excess of federally insured limits.

Inventory -- At June 30, 2006 and December 31, 2005, inventory of $584,276 and $336,523, respectively primarily consists of parts for the Unmanned Aerial Vehicles ("UAV's") and airships that the Company sells, leases and services.

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

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. For the quarter ended June 30, 2006, management has determined that no impairment of its long lived assets was required. For the quarter ended June 30, 2005, goodwill of $4,577,069 relating to the acquisition of the 6.19% minority interest in Cyber Aerospace as of March 31, 2005 was impaired.

Manufacturing License -- The Company acquired an exclusive manufacturing license valued at $14,255,649 with the acquisition of TSI in September, 2005. Accumulated amortization relating to the license was $626,981 at June 30, 2006. The Company evaluated the carrying value of the license to determine if the carrying amount warranted revision or may not be recoverable. In management's opinion, an adjustment is not required at June 30, 2006.

Fair Values of Financial Instruments -- The carrying amounts reported in the balance sheet for notes payable approximate their fair values because the interest rates approximate current interest rates to be charged on similar borrowings.

Revenue Recognition - The Company recognizes service revenues when the services, as specified by the customer and agreed to by the Company, have been performed and the customer accepts the services, and the services are billed. Airship and UAV sales are recognized when contract specifications are met, the price is determined, title passes to the customer and the customer is billed. Lease revenue on airships is recognized over the term of the lease. Reasonableness of collectibility of all revenue transactions is a key element before the transactions are recorded.

Share Based Payments - In December 2004, the Financial Accounting Standards Board issued Statement Number 123 ("FAS 123 (R)"), Share-Based Payments, which was adopted by the Company on January 1, 2006. The Company recognizes compensation expense in an amount equal to the fair value of share based payments such as stock options granted to employees. The Company has elected to apply FAS 123 (R) using the modified prospective method. Under this method, the Company records compensation expense as awards that were outstanding at the date of adoption continue to vest for the unvested portion of the awards. For the six months ended June 30, 2006 the Company recorded $984,279 in stock compensation expense within general and administrative expenses in the accompanying statement of operations. If the Company had accounted for share based payments under the provisions of FAS 123(R) for the six months ended June 30, 2005 no expense would have been recorded as there were no stock options issued.

Prior to January 1, 2006 the Company used Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148) to account for our stock based compensation arrangements. This statement amended the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by SFAS No. 148, we continued to apply the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for our stock-based employee compensation arrangements.

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

Earnings (Loss) Per Share --Basic earnings (loss) per share is calculated by dividing earnings (loss) available to Class A common shareholders by the weighted-average number of Class A common shares outstanding during each period. Fully diluted income (loss) per share for the three and six months ended June 30, 2006 is the same as basic due to losses for the six months ended June 30, 2006 and due to being anti-dilutive for the three months ended June 30, 2006.

As of June 30, 2006, potentially dilutive securities in the future include an aggregate of 41,875,752 shares issuable upon the conversion of the AJW Notes, an aggregate of 7,730,428 shares issuable upon the conversion of Convertible Notes at $0.30 per share, an aggregate of 11,379,900 Class A common shares subject to stock options granted under the 2005 Option Plan and Class A common shares issuable upon exercise of 6,100,000 warrants issued and outstanding, since the exercise prices exceed the average market price of the Class A Common Stock for the six months ending June 30, 2006. Fully diluted loss per share for the three and six months ended June 30, 2005 is anti dilutive due to net losses incurred by the Company. For the three and six months ended June 30, 2005, potentially dilutive securities in the future include 88,000 shares subject to a stock option held by All- Stars Marketing since August 9, 2004.

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

In June, 2006 the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109". This Interpretation clarifies, among other things, the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. FIN 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. Management believes this Statement will have no impact on the financial statements of the Company once adopted.


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

During the six months ended June 30 2006, Mr. Robinson advanced an additional $179,698 under his $1,000,000 line of credit to the Company and Mr. Frank Lively, a director of the Company advanced an additional $16,722.

On April 20, 2006 David Barnes, the Company's Chief Financial Officer converted $11,000 of fees into 55,000 shares of the Company's Class A common stock at the price of $0.20 per share. On July 21, 2006 the Board approved Mr. Barnes conversion of an additional $7,000 in fees into 46,666 shares of Class A common stock at a price of $0.15.

See Note 6 - Related Party Notes for additional related party disclosure.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - ACQUISITION OF TSI

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

The unaudited consolidated pro forma results of operations assuming consummation of the purchase of TSI as of January 1, 2005, are summarized as follows:

                                                Unaudited Pro Forma
                                       -------------------------------------
                                       Three Months Ended   Six Months Ended
                                              2005                2005
                                       ------------------   ----------------
Total revenue                             $   466,232         $  1,451,477
Net earnings                              $(9,737,417)        $(15,438,694)
Basic and diluted earnings per share      $     (0.19)        $      (0.31)

NOTE 4- INTANGIBLE ASSETS AND MANUFACTURING LICENSE

With the acquisition of TSI in September, 2005 the Company acquired an exclusive, worldwide license with 21st Century Airships, Inc. for the manufacture of its airships. The value recorded for the license was $14,255,649 pursuant to an independent valuation which is being amortized over the 18 year life of the license, resulting in monthly amortization of $65,998. Amortization expense for the six months ended June 30, 2006 was $395,988. The license agreement stipulates royalty payments relating to the sales of airships ranging from $450,000 for a low altitude airship, $600,000 for a medium altitude airship, 10% of the gross sales price of a high altitude airship and $400,000 for the manufacture of a low altitude airship used for commercial advertising purposes. Payments are to be made on any royalties due upon receipt of payment from the customer on a proportionate basis as defined in the agreement and in full within 120 days of completion of the manufacturing process.

The license agreement calls for a minimum annual royalty payment of $1,000,000 for the period of January 17, 2005 through January 16, 2006 and each annual period thereafter ending January 16. The Company has accrued $1,250,000 related to this royalty in the balance sheet as of June 30, 2006. The Company has executed an amendment to the license agreement in April, 2006 providing payment terms with respect to the $1,000,000 royalty through January 16, 2006 of $200,000 each on May 15 and July 15, 2006, and $150,000 each for four months on the fifteenth of each month ending November 15, 2006. The Company has made the payment of $200,000 relating to May 15, 2006. The July and August 15, 2006 payments have not been made, but the Company has obtained a waiver until August 24, 2006. Should payment not be made on that date, the Company will be in default and subject to potential termination of the license agreement.

In 2004, the Company purchased designs and plans for unmanned air vehicles (UAV's) which have a useful life of 3 years. The cost was $100,000 and the monthly amortization is $2,778. Amortization expense was $16,668 for the six months ended June 30, 2006 and 2005.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5- NOTES PAYABLE

On March 15, 2006, the Company entered into a Securities Purchase Agreement, dated as of March 14, 2006 with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLC ("AJW") whereby the Company authorized the sale of an aggregate of $2,000,000 of 6% Callable Secured Convertible Notes and warrants to purchase 2,000,000 shares of common stock for a total offering price of $2,000,000. The $2,000,000 is to be funded in three tranches ($1,000,000 on March 15, 2006, $500,000 upon filing a Registration Statement and $500,000 upon effectiveness of the Registration Statement). The conversion price is the lesser of $3.00 or 55% of the average of the lowest three intra-day trading prices for the Company's common stock during the 20 trading days immediately preceding the conversion date. The warrants to purchase Class A common stock are priced at $1.25 per share. The warrants are exercisable for a period of five years from the date of issuance. In connection with the sale, the Company also entered into a Registration Rights Agreement with AJW, requiring it to file a registration statement with the Securities and Exchange Commission registering the shares of common stock issuable upon conversion of the Notes and exercise of the Warrants. The Notes are secured by all of the Company's assets, except for its accounts receivable and proceeds of inventory. In addition, the lenders have agreed to subordinate to an institutional lender. On March 15, 2006 the Company received $1,000,000 in exchange for the 6% Callable Secured Convertible Notes and issued warrants for 1,000,000 shares of common stock valued at $492,900 on the date of issuance. The beneficial conversion feature was valued at $2,599,655. The Company has allocated 100% of the proceeds, or $1,000,000, of the beneficial conversion feature as a discount on the notes which will accrete over the three year life of the notes.

The Company incurred loan costs totaling $134,290 which consisted of fees paid in cash of $85,000 and a warrant to purchase 100,000 shares of Class A common stock valued at $49,290 which will be amortized over the three year term of the notes.

The carrying value of the March 14, 2006 AJW notes, as well as the notes issued in 2005 to AJW as of June 30, 2006 and December 31, 2005 was $1,271,315 and $655,358 net of discount, respectively. The carrying value will be increased each quarter over the respective three year lives of the notes as the discount related to the embedded derivatives is recorded until the carrying value equals the face value of the notes.

On June 6, 2006 AJW converted an aggregate of $114,487 related to the 8% Callable Secured Convertible Notes issued April 1, 2005 at $0.1879 representing that note's conversion price of 60% of the average of the lowest three intra-day trading prices for the Company's common stock during the 20 trading days immediately preceding the conversion date. Accordingly, the Company issued an aggregate of 609,300 shares of its Class A common stock to AJW.

On June 30, 2006 the Company filed a Registration Statement with the Securities and Exchange Commission and, accordingly on July 6, 2006 the Company received $500,000 representing the second tranche of the above referenced agreement in exchange for 6% Callable Secured Convertible Notes and issued five year warrants to purchase 500,000 shares of common stock priced at $1.25 valued at $73,800 on the date of issuance. The beneficial conversion feature was valued at $867,984. The Company has allocated has allocated 100% of the proceeds, or $500,000 of the beneficial conversion feature as a discount on the notes which will accrete over the three year life of the notes.

The Company incurred loan costs totaling $32,380 which consists of fees to be paid in cash of $25,000 and a five year warrant to purchase 50,000 shares of common stock priced at $1.25 valued at $7,380 on the date of issuance which will be amortized over the three year term of the notes.

The transactions related to the July 6, 2006 second tranche referred to above will be recorded during the quarter ending September 30, 2006.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

On January 15, 2006 the Company issued an unsecured note to James Gardiner in the amount of $90,000 in exchange for cash of $82,000 and fees of $8,000. The note is due December 31, 2007, is unsecured and bears interest at the rate of 12% and is convertible into Class A common stock at $0.30 per share at any time. The note contains a beneficial conversion feature which was valued at $127,050 on the date of issuance. The Company has allocated 100% of the gross proceeds, or $90,000, of the beneficial conversion feature as a discount on the note, which will accrete over the life of the note. On April 20, 2006 the holder converted the note into 300,000 shares of the Company's Class A common stock. The Company recorded interest expense of $80,500 relating to the remaining discount upon the conversion of the note, a derivative valuation gain of $840 and additional paid in capital of $147,570.

On January 17, 2006 the Company issued an unsecured note in the amount of $88,637 bearing interest at the rate of 5.0% to a vendor in exchange for services previously rendered. The note was originally due in full on April 19, 2006. The Company and the vendor have agreed to amend the payment terms of the note. Payments of $15,000 were made during the three months ended June 30, 2006 and monthly payments remain of $25,000 on July 20, 2006 with the remaining balance of principal and accrued interest due August 30, 2006. The note is personally guaranteed by Mr. Robinson who has pledged certain of his personal assets as collateral.

On March 20, 2006 the Company issued an unsecured note in the amount of $57,052 to a vendor in exchange for services previously rendered. The note was originally due in three equal monthly installments of $19,024 beginning March 25, 2006. No interest is due if payments are paid by the due dates. If any monthly installment is past due, the note bears interest at the rate of 10% per annum. The note is in default as of June 30, 2006. On July 27, 2006 the Company renegotiated the terms of the note. The revised terms provide for twelve equal installments of $4,756 payable beginning August 1, 2006 through July 1, 2007. The note is non interest bearing, except in the event of default.

On April 20, 2006 Mayo Hadden converted $200,000 of his outstanding Convertible
Note into 666,667 shares of common stock at the conversion price of $0.30 per share. On June 28, 2006, he converted the remaining balance of $131,250 plus $11,563 of accrued interest at the conversion price of $0.30 into 476,043 shares of Class A Common Stock.

On April 25, 2006 the Company issued a note to Sierra Nevada Corporation pursuant to an agreement as more fully described in Note 9 dated April 25, 2006 due August 25, 2006 under certain conditions in the amount of $500,000. The note is non-interest bearing until August 25, 2006, at which time it will bear interest at the rate of 8.5% and is secured by certain inventory of the Company. The Company recorded the initial net present value of $486,192 related to the note using an 8.5% interest rate. The note is being accreted to the face value at 8.5% using the effective interest method and accordingly, recognized accretion of the note of $7,473 as interest expense, bringing the face value to $493,665 as of June 30, 2006. (See Note 9)

Subsequent to June 30, 2006, Equipment Depot agreed to convert their $25,000 note and $1,500 of accrued interest into 106,000 shares of Company Class A common stock.

The Company is currently in discussions with Charles McClure to amend his note agreement which continues to be in default.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                                                    June 30,    December 31,
                                                                                      2006          2005
                                                                                   ----------   ------------
Current - Unrelated parties

Convertible Note payable - Mayo Hadden, unsecured, interest accrues
 at 10.0% per annum due February 25, 2007 ......................................   $       --    $  331,250

Convertible Notes payable C.M.G. Tech., unsecured, interest accrues
 at 10% per annum due February 25, 2007 ........................................      822,094       822,094

Note payable Charles McClure, secured by an airship, interest accrues
 at 25.0% per annum and was due December 31, 2005, currently in default ........      250,000       250,000

Notes payable to Vendors - unsecured, interest accrues at 12% per annum due in
 4 equal payments from March 5, 2006 to June 5, 2006
 in default at June 30, 2006 paid in full subsequent to June 30, 2006 ..........       66,662       154,887

Commercial Promissory Note, - Equipment Depot, Inc., interest at 9.0%
 per annum, secured, due June 19, 2006, in default at June 30, 2006 ............       25,000        25,000

Note payable to vendor - unsecured, interest accrues at 5%
 per annum, monthly payments, due August 30, 2006 ..............................       74,523            --

Note payable - 21st Century Airship, Inc. - interest accrues at 12%
 per annum, the Note was due on August 24, 2005, paid in full
 in March, 2006 ................................................................           --       144,844

Note payable to vendor - unsecured, interest accrues at 10% per annum due in three monthly installments from March 25, 2006
 to May 25, 2006, in default at June 30, 2006 ..................................       57,072            --

Note payable - Sierra Nevada Corporation - non interest bearing secured by
 certain inventory due August 25, 2006 net of unamortized discount of $6,335 ...      493,665            --
                                                                                   ----------    ----------
TOTAL CURRENT UNRELATED PARTIES ................................................   $1,789,016    $1,728,075
                                                                                   ==========    ==========
Long-term - unrelated parties

Notes payable - AJW Partners, LLP and affiliates, callable secured convertible notes bearing interest at 8.0% per annum, $802,997 due April 4, 2008;
 $1,300,000 due May 25, 2008 and $1,200,000 due August 4, 2008 less total discount of $2,130,519
 and $2,762,333, respectively ..................................................    1,172,685       655,358

Notes payable - AJW Partners, LLP and affiliates, callable secured convertible notes bearing interest at 6.0% per annum,
due March 13, 2009 less total discount of $901,370 .............................       98,630            --
                                                                                   ----------    ----------
TOTAL LONG TERM NOTES PAYABLE ..................................................   $1,271,315    $  655,358
                                                                                   ==========    ==========

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 6 - NOTES PAYABLE - RELATED PARTIES

On April 19th, 2006, the Board approved a $1,000,000 line of credit with Mr. Robinson. On April 19, 2006 pursuant to the line of Credit, the Company entered into a convertible variable promissory note in the principal amount as of March 31, 2006 of $565,188 including all related accrued interest. The note bears interest at the rate of 12% per annum, is unsecured and is convertible into Class A common stock at $0.30 per share. The note is due on December 31, 2007. Mr. Robinson advanced an additional $75,272 during the three months ended June 30, 2006, resulting in additional discount being recorded by the Company of $65,796. On April 20, 2006, Mr. Robinson converted $50,000 of the balance at the stated conversion rate into 166,667 shares of Class A common stock. In addition, Mr. Robinson converted an aggregate of $52,723 of accounts payable to the line of credit. The note contains a beneficial conversion feature which was valued at $1,043,340 on the date of issuance and on the subsequent advances made. The Company has allocated an aggregate of $674,733 of the beneficial conversion feature as a discount on the note which will accrete over the life of the note. Total accretion of $127,221 was recorded during the three months ended June 30, 2006. The carrying value of the note is $95,671, net of discount of $547,512 and is recorded in Notes Payable - related parties in the accompanying balance sheet as of June 30, 2006.

On April 19, 2006, the Board approved two convertible promissory notes for amounts as of April 17th, 2006, of $83,726 and $13,056, respectively with Frank Lively for cash advanced for working capital plus fees and interest. The notes bear interest at the rate of 12% per annum, are unsecured and are convertible into Class A common stock at $0.30 per share. The notes are due on December 31, 2007. The notes contain a beneficial conversion feature which was valued at $149,457 on the date of issuance. The Company has allocated $91,151 of the beneficial conversion feature as a discount on the balance of the notes which will accrete over the life of the notes. Total accretion of $12,986 was recorded during the three months ended June 30, 2006.The carrying value of the notes as of June 30, 2006 was $12,986 net of discount of $78,165 and is recorded in Notes Payable - related parties in the accompanying balance sheet as of June 30, 2006. The Company paid $15,000 of principal and accrued interest in July 2006 to Mr. Lively.

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

During the three months ended June 30, 2006 the Company paid $25,000 of the principal balance of the Convertible Note payable to Proxity, Inc.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                                                    June 30,    December 31,
                                                                                      2006          2005
                                                                                   ----------   ------------
Convertible Promissory Note - Cherokee Raiders, interest at 12%
  per annum, due December 31, 2007, unsecured ..................................     262,255        312,255

Convertible Promissory Note - Proxity Inc., interest at 12% per annum,
  due July 31, 2008, unsecured .................................................     326,600        351,600

Convertible Promissory Note - William Robinson, interest at 12% per annum, due
  December 31, 2007, unsecured, net of discount of
  $547,512 and $0, respectively ................................................      95,671        460,851

Convertible Promissory Note - Jim Alman - interest at 12% per
  annum, due December 31, 2007, unsecured ......................................      50,000         50,000

Convertible Promissory Notes - executive employees - interest at
  12% per annum, unsecured, due December 31, 2007 ..............................     123,847        263,266

Convertible Promissory Notes - Frank Lively - interest at 12% per annum, unsecured, due December 31, 2007 net of discount of
  $78,165 and $0, respectively .................................................      12,986        124,343
                                                                                    --------     ----------
                                                                                    $871,359     $1,562,315
                                                                                    ========     ==========

NOTE 7- STOCKHOLDERS' DEFICIT

COMMON STOCK - At June 30, 2006 and December 31, 2005, the Company had 60,321,964 and 56,912,893 shares of Class A Common Stock outstanding, respectively, 545,455 shares of Class B Common Stock, and 2 shares of Class C Common Stock issued and outstanding with 200,000,000 shares of Class A and Class B Common Stock authorized, par value $.001, and 200,000,000 shares of Class C Common Stock authorized, par value $.001. In addition, the Company had 100,000,000 shares of Class A Preferred Stock authorized, par value $.001, with no shares issued and outstanding. Class B Common Stock allows for 1,000 votes per share. Class C Common Stock allows for one vote per share and entitles the holder to receive the net assets of the Company upon dissolution. Additional paid in capital at June 30, 2006 and December 31, 2005 was $17,446,531 and $14,644,966, respectively. The accumulated deficit as at June 30, 2006 and December 31, 2005 was $18,692,200 and $16,476,382, respectively.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 8- INCOME TAXES

The Company has paid no federal or state income taxes since its incorporation. As of June 30, 2006 and December 31, 2005, the Company had net operating loss carry forwards for federal income tax reporting purposes of approximately $8,495,000 and $6,154,864 respectively, which if unused, will expire through 2026. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

NOTE 9- COMMITMENTS AND CONTINGENCIES

On January 1, 2006 we entered into a new employment agreement with Mr. Robinson, the CEO, Chairman and President of the Company. The term of this agreement is for a period of one year subject to renewal for successive one year periods, unless 14 days prior written notice is provided by either party. Mr. Robinson will receive an annual salary of not less than $250,000. The agreement provides for standard benefits, vacation and participation in the Company's bonus pool as defined in the agreement. In addition, the Company shall issue to Employee options to purchase shares of Company stock (Shares) in accordance with the Company's Stock Option Plan. The agreement may be terminated for due cause, upon death, upon disability, voluntary termination by him, or the Company, without due cause by providing 14 days prior written notice. Mr. Robinson is subject to a non-compete and non-solicitation provision during the employment term and during a specified Post-Employment Period (as defined in the employment agreement).

On January 1, 2006, we entered into a new employment agreement with our Vice President, James D. Alman. The term of this agreement is for a period of one year, subject to renewal for successive one year periods, unless 14 days prior written notice is provided by either party. Mr. Alman will receive an annual salary of not less than $135,000. The agreement provides for standard benefits, vacation and participation in the Company's bonus pool as defined in the agreement. In addition, the Company shall issue to Employee options to purchase shares of Company stock (Shares) in accordance with the Company's Stock Option Plan. The Agreement may be terminated for due cause, upon death, upon disability, voluntary termination by him, or the Company without due cause by providing 14 days prior written notice. Mr. Alman is subject to a non-compete and non-solicitation provision during the employment term and during a specified Post-Employment Period.

On January 1, 2006, The Company entered into a new employment agreement with Keith Vierela as Chief Operating Officer. The term of this agreement is one year, subject to renewal for successive one year periods, unless 14 days prior written notice is provided by either party. Mr. Vierela will receive an annual salary of not less than $150,000. The agreement provides for standard benefits, vacation and participation in the Company's bonus pool as defined in the agreement. In addition, the Company shall issue to Employee options to purchase shares of Company stock (Shares) in accordance with the Company's Stock Option Plan. The Agreement may be terminated for due cause, upon death, upon disability, voluntary termination by him, or the Company without due cause by providing 14 days prior written notice. Mr. Vierela is subject to a non-compete and non-solicitation provision during the employment term and during a specified Post-Employment Period.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

On January 1, 2006, TSI entered into a new employment agreement with John Youngbeck as Executive Vice President. The term of this agreement is one year, subject to renewal for successive one year periods, unless 14 days prior written notice is provided by either party. Mr. Youngbeck will receive an annual salary of not less than $100,000. The agreement provides for standard benefits, vacation and participation in the Company's bonus pool as defined in the agreement. In addition, the Company shall issue to Employee options to purchase shares of Company stock (Shares) in accordance with the Company's Stock Option Plan. The Agreement may be terminated for due cause, upon death, upon disability, voluntary termination by him, or the Company without due cause by providing 14 days prior written notice. Mr. Youngbeck is subject to a non-compete and non-solicitation provision during the employment term and during a specified Post-Employment Period.

On January 1, 2006, TSI entered into a new employment agreement with Michael Lawson as Corporate Marketing Officer. The term of this agreement is one year, subject to renewal for successive one year periods, unless 14 days prior written notice is provided by either party. Mr. Lawson will receive an annual salary of not less than $100,000. The agreement provides for standard benefits, commissions of 2% of all gross sales less costs registered by the employee, vacation and participation in the Company's bonus pool as defined in the agreement. In addition, the Company shall issue to Employee options to purchase shares of Company stock (Shares) in accordance with the Company's Stock Option Plan. The Agreement may be terminated for due cause, upon death, upon disability, voluntary termination by him, or the Company without due cause by providing 14 days prior written notice. Mr. Lawson is subject to a non-compete and non-solicitation provision during the employment term and during a specified Post-Employment Period.

On January 1, 2006, the Company entered into an hourly consulting agreement with Frank Lively. The consulting agreement provides for the cancellation of Mr. Lively's prior employment agreement. Fees due under the consulting agreement are convertible into Class A common shares of the Company by Mr. Lively at the lesser of $0.30 per share or the closing price on the date of conversion.

On January 1, 2006, the Company entered into an hourly consulting agreement with Steve Johnson. Fees due under the consulting agreement are convertible into Class A common shares of the Company by Mr. Johnson at the lesser of $0.30 per share or the closing price on the date of conversion.

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

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In February, 2006, the Company entered into an Investor Relations Agreement for a term of one year with Osprey Partners to provide investor and shareholder relations services to the Company. The agreement calls for a monthly retainer of $6,000 and the issuance of warrants to purchase 600,000 shares of the Company's Class A common stock at a strike price of $0.45 per share with a value of $419,760 on the date of grant using the Black Scholes method. The warrants expire 7 years after the anniversary date. The warrants vest monthly over one year, with 50,000 warrants vesting at the signing of the agreement, subject to immediate vesting of all remaining warrants should the retainer become 30 days past due. During June, 2006 the retainer became 30 days past due and accordingly, the Company recognized compensation expense of $419,760 within general and administrative expenses in the accompanying statement of operations for the six months ended June 30, 2006.

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

Pursuant to the Agreement, the Company issued a note to Sierra dated April 25, 2006 in the amount of $500,000 which bears interest at the rate of 8.5% beginning August 25, 2006 secured by the above referenced airship pods. The Company recognized the net present value of the note as Selling, General and Administrative expenses in the accompanying statements of operations. (See Note
5)

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

During the quarter ended June 30, 2006, the Company executed an Airship Advertising Agreement with a fortune 100 publicly traded company for the lease and operation of two of its SA-60A spherical airships. The lease term will commence on January 1, 2007 and provides for an initial six-month term which can be extended at the discretion of the lessee. Future minimum lease payments to be received by the Company are as follows:

Payment at fabric & material review   $  700,000
Due at launch of first airship           700,000
Due at launch of second airship          700,000
Due three months from launch             700,000
Due at end of initial term               700,000
                                      ----------
  Total                               $3,500,000
                                      ==========

The Company is responsible for all operating, maintenance, insurance, permits, taxes and related costs. Certain travel related costs incurred will be reimbursed by the lessee.

In addition, the lessee granted a non-exclusive, non-transferable personal license to the Company to make and distribute airship related merchandise in exchange for a royalty of four percent (4.0%) of all net sales of merchandise as defined in the agreement.

The Company received $700,000 during the quarter ended June 30, 2006 and has classified the amount as deferred revenue in the accompanying balance sheet as of June 30, 2006. An additional $686,000, net of vendor discounts of $14,000 was received August, 2006. Revenue from the lease will be recognized over the six month term of the lease which commences on January 1, 2007.

NOTE 10- SUBSEQUENT EVENTS

On April 17, 2006 the Company entered into agreements with Equipment Depot, Inc., to acquire approximately $4,100,000, as valued, of aerospace R & D and production equipment to further the fulfillment of the Company's anticipated contracts and purchase orders. The Company would pay approximately $2.7 million, in a combination of $700,000 in cash and the exchange of 1,700,000 newly issued common stock of the Company, valued at $1.00 a share for the purposes of the transactions, to complete the purchase. As of August, 2006, Equipment Depot, Inc. has indicated to the Company that it is aware of at least one financing source for completing this transaction.

Pursuant to a letter of proposal with Tatonka Capital Corporation ("Tatonka") dated April 28, 2006, whereby Tatonka was to provide construction and transaction financing up to a total of $1,600,000 based on 80% of the acquisition cost for equipment related to certain airships. All subsequent proposals were deemed not economically feasible and in August 2006 the company ceased all related discussions. In August, 2006, the Company ceased discussions with Tatonka.

On July 21, 2006 the Company issued 46,666 shares of its Class A common stock upon the conversion of $7,000 of accounts payable by its Chief Financial Officer, David M. Barnes at a price of $0.15 per share.

On July 21, 2006 the Company issued 116,000 shares of its Class A common stock to a vendor for services rendered.

On July 21, 2006, the Company agreed to issue an aggregate of 500,000 shares of its Class A common stock to Crescent Fund an investor relations firm for services to be rendered to the Company.

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

RESULTS OF OPERATIONS

The Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

General and administrative expenses totaled $2,296,197 for the three months ended June 30, 2006 as compared to $769,116 for the three months ended June 30, 2005, a net increase of $1,527,081. The increase is primarily due to compensation expense relative to warrants of $353,616 as well as increased payroll, marketing related activities, specialized consulting and legal fees and a general increase in overheads. Also included in the three months ended June 30, 2006 is an aggregate of $721,277 pertaining to TSI for which no prior year comparable expense exists. The TSI expenses for the three months ended June 30, 2006 are comprised of $250,000 of royalty expense and $197,994 of amortization related to the Century 21 Airships license and $273,283 related to general overheads.

Stock option compensation expense for the three months ended June 30, 2006 totaled $350,584 relating to the fair value of stock options that vested during the period. There was no comparable prior year period expense.

Research and development expense totaled $70,785 for the three months ending June 30, 2006 as compared to $543,191 for the three months ended June 30, 2005, a net decrease of $472,406. The expense for the 2006 period pertains to development of the Company's UAV's while the comparable 2005 period pertains to the airship propulsion systems for which no current period comparable expense exists.

Other income and expense for the three months ended June 30, 2006 was comprised of interest expense of $862,770, of which $662,210 represents amortization of discounts on notes to AJW, Mr. Robinson, Mr. Lively and James Gardiner. Also included in other income is the derivative valuation gain for the three months ended June 30, 2005 in the amount of $4,485,171 relating to the issuance of Notes and Warrants to AJW and various notes issued to Mr. Robinson, Mr. Lively and James Gardiner treated as derivative securities. Other income and expense for the three months ended June 30, 2005 consists of interest expense of $308,635, of which $161,228 represented amortization of loan discount, and interest income of $10,241 for which no current year amount exists. Also included in other income and expense is the derivative valuation loss for the three months ended June 30, 2005 in the amount of $7,496,210 relating to the issuance of Notes and Warrants to AJW.

The Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30,
2005

General and administrative expenses totaled $3,616,255 for the six months ended June 30, 2006 as compared to $1,330,744 for the six months ended June 30, 2005, a net increase of $2,285,511. The increase is primarily due to share based compensation expense relative to warrants of $419,760 as well as increased payroll, marketing related activities, specialized consulting and legal fees and a general increase in overheads. Also included in the six months ended June 30, 2006 is an aggregate of $1,349,956 pertaining to TSI for which no prior year comparable expense exists. The TSI expenses for the three months ended June 30, 2006 are comprised of $494,122 of royalty expense and $395,988 of amortization related to the Century 21 Airships license and $459,846 related to salaries, rents and general overheads.

Stock option compensation expense for the six months ended June 30, 2006 totaled $984,279 relating to the fair value of stock options that vested during the period. There was no comparable prior year period expense.

Research and development expense totaled $99,261 for the six months ending June 30, 2006 as compared to $543,191 for the six months ended June 30, 2005 a net decrease of $443,930. The expense for the 2006 period pertains to development of the Company's UAV's while the comparable 2005 period pertains to the airship propulsion systems for which no current period comparable expense exists.

The impairment of goodwill in the amount of $4,577,069 for the six months ended June 30, 2005 pertains to goodwill associated with the acquisition of Cyber Aerospace for which no current year comparable amount exists.

Other income and expense for the three months ended June 30, 2006 was comprised of interest expense of $1,385,670, of which $976,124 represents amortization of discounts on notes to AJW, Mr. Robinson, Mr. Lively and James Gardiner. Also included in other income is the derivative valuation gain for the six months ended June 30, 2006 in the amount of $3,494,700 relating to the issuance of Notes and Warrants to AJW and various notes issued to Mr. Robinson, Mr. Lively and James Gardiner treated as derivative securities. Other income and expense for the three months ended June 30, 2005 consists of interest expense of $861,085, of which $678,228 represented amortization of loan discount, and interest income of $10,241. Also included in other income and expense is the derivative valuation loss for the three months ended June 30, 2005 in the amount of $7,496,210 relating to the issuance of Notes and Warrants to AJW.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary needs for liquidity and capital resources are the funding of salaries and other administrative expenses related to the management of the Company as well as for payment of the cost of products sold and inventory.

The Company's cash and cash equivalents of $5,457 as of June 30, 2006 is not sufficient to support current levels of operations for the next twelve months and it is therefore necessary for the Company to seek additional financing.

Pursuant to such need, on March 15, 2006, the Company entered into a Securities Purchase Agreement, whereby the Company agreed to issue and sell an aggregate of $2,000,000 of 6% Callable Secured Convertible Notes and warrants to purchase 2,000,000 shares of common stock at a price of $1.25 per share for a total offering price of $2,000,000. The $2,000,000 is to be funded in three tranches of which $1,000,000 was funded on March 15, 2006, $500,000 upon filing the Registration Statement and $500,000 upon effectiveness of the Registration Statement. On June 30, 2006 the Company filed a Registration Statement with the Securities and Exchange Commission and, accordingly on July 6, 2006 the Company received $500,000 representing the second tranche of the above referenced agreement in exchange for 6% Callable Secured Convertible Notes and issued five year warrants to purchase 500,000 shares of common stock priced at $1.25. There can be no assurances that the Company's Registration Statement will be declared effective by the Securities and Exchange Commission.

On April 20, 2006 Mayo Hadden converted $200,000 of his outstanding Convertible
Note into 666,667 shares of common stock. On June 28, 2006, he converted the remaining balance of $131,250 plus $11,563 of accrued interest into 476,043 shares of Class A Common Stock. The conversions were at the price of $0.30 per share.

On April 21, 2006 the Company issued an aggregate of 964,443 shares to related parties upon exercise of the conversion rights to Class A common stock at a conversion price of $0.30 per share associated with Convertible Notes in the aggregate amount of $289,333. Four executive employees converted an aggregate of $139,419, Frank Lively converted his note representing deferred salary in the amount of $49,914, and Mr. Robinson and Cherokee each converted $50,000.

On June 6, 2006, AJW converted $114,487 of the Notes for 609,300 Shares of Class A common stock of the Company. The conversions were made at a 40% discount to market pursuant to the terms of the Secured Convertible Note agreements.

On January 15, 2006 the Company issued an unsecured note in the amount of $90,000 in exchange for cash of $82,000 and fees of $8,000. The note is due December 31, 2007, is unsecured and bears interest at the rate of 12% and is convertible into Class A common stock at $0.30 per share at any time. On April 20, 2006, the holder converted the note into 300,000 shares of the Company's Class A common stock.

On April 17, 2006 the Company entered into agreements with Equipment Depot, Inc., to acquire approximately $4,100,000, as valued, of aerospace R & D and production equipment to further the fulfillment of the Company's anticipated contracts and purchase orders. The Company would pay approximately $2.7 million, in a combination of $700,000 in cash and the exchange of 1,700,000 newly issued common stock of the Company, valued at $1.00 a share for the purposes of the transactions, to complete the purchase. As of August, 2006, Equipment Depot, Inc. has indicated to the Company that it is aware of at least one financing source for completing this transaction.

On April 19th, 2006, the Board approved a $1,000,000 line of credit with Mr. Robinson. On April 19, 2006 pursuant to the line of Credit, the Company entered into a convertible variable promissory note in the principal amount as of March 31, 2006 of $565,188 under the line of credit including all related accrued interest. The note bears interest at the rate of 12% per annum, is unsecured and is convertible into Class A common stock at $0.30 per share. The note is due on December 31, 2007. During the six months ended June 30, 2006, Mr. Robinson advanced an additional $179,698 under the line of credit during the six months ended June 30, 2006.

On April 19, 2006, the Board approved two convertible promissory notes for amounts as of April 17th, 2006, of $83,726 and $13,056, respectively with Frank Lively, a director of the Company for cash advanced for working capital plus fees and interest. The notes bear interest at the rate of 12% per annum, is unsecured and is convertible into Class A common stock at $0.30 per share. The notes are due on December 31, 2007. Mr. Lively has advanced an aggregate of $16,722 for the six months ended June 30, 2006.

On May 22, 2006, Techsphere Systems International, Inc., ("TSI") closed on a lease contract for two of its SA-60A Spherical Airships to a fortune 100 publicly held company at an estimated initial contract value of approximately $4.2 million. The Company received an initial down payment of $700,000 with the closing and an additional $686,000 in August, 2006.

The Company is utilizing its working capital financing agreement with Commerce Funding Corporation (CFC) for secured financing of up to $3,000,000 for a two year term ending March 31, 2007 unless earlier terminated. All borrowings under this potential financing are collateralized by a first security UCC-1 filing on all assets related to accounts receivable and a Cross Corporate Guaranty by Proxity, Inc., the Company's largest shareholder. In addition, CFC requires a Limited Guaranty of certain provisions in the loan agreement by the Company's Chief Executive Officer. The interest rate on borrowings is Prime plus 1/2 %. All borrowings are subject to eligibility of accounts receivable as defined and determined by CFC and the advance rate on eligible receivables, as defined, is 90% for direct Government accounts and 80% for Commercial Accounts.

The Company is in discussions with several other potential lending sources, but there can be no assurance that these discussions will be successful or that the Company will obtain sufficient financing or that financing(s) will be structured on agreeable terms.

Subject to the realization of certain financings as described above and the financing available from Commerce Funding Corporation, if we generate sufficient eligible receivables to finance, we should be in a position to fund the anticipated level of operations for at least one year. However, there can be no assurances that this will be the case. If the Company does not obtain such additional financing, the level of operations may have to be curtailed.

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

Revenue Recognition

The Company recognizes service revenues when the services, as specified by the customer and agreed to by the Company, have been performed and the customer accepts the services, and the services are billed. Airship sales are recognized when contract specifications are met, the price is determined, title passes to the customer and the customer is billed. Lease revenue on airships is recognized over the term of the lease. Reasonableness of collectibility of all revenue transactions is a key element before the transactions are recorded.

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

In June, 2006 the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109". This Interpretation clarifies, among other things the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. FIN 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES INCLUDING UNREGISTERED SALES OF EQUITY SECURITIES

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

On April 20, 2006 the Company issued 55,000 shares of its Class A common stock upon the conversion of accounts payable by its Chief Financial Officer, David M. Barnes.

On June 6, 2006, the Company issued 609,300 shares of its Class A common stock to AJW et al pursuant to their exercise of conversion rights at a 40% discount to market of $114,487 of secured convertible notes.

On June 28, 2006 the Company issued 476,043 shares of its Class A common stock to Mayo Hadden upon conversion of his convertible note payable and related accrued interest.

On July 21, 2006 the Company issued 46,666 shares of its Class A common stock upon the conversion of accounts payable by its Chief Financial Officer, David M. Barnes.

On July 21, 2006 the Company issued 116,000 shares of its Class A common stock to a vendor for services rendered.

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

10.28 Intellectual Property Security Agreement dated March 14, 2006 by and among the Company and AJW Partners, LLC. ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners ("Qualified") and New Millenium Capital Partners, II, LLC ("Millenium") (incorporated by reference to
      Exhibit 10.4 filed with the March 20, 2006 Form 8-K).

10.29 Registration Rights Agreement dated March 14, 2006 by and among the Company and AJW Partners, LLC. ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners ("Qualified") and New Millenium Capital Partners, II, LLC ("Millenium") (incorporated by reference to
      Exhibit 10.4 filed with the March 20, 2006 Form 8-K).

10.30 Convertible Variable Promissory Note Under A Line Of Credit Not To Exceed $1,000,000 by and among the Company and William C. Robinson dated April 24, 2006 (incorporated by reference to exhibit 10.1 filed with the April 24, 2006 8-K).

10.31 Convertible Promissory Note by and among the Company and Harvey Frank Lively dated April 24, 2006 (incorporated by reference to exhibit 10.2 filed with the April 24, 2006 8-K).

10.32 Convertible Promissory Note by and among the Company and Cherokee Raiders, LP dated April 24, 2006 (incorporated by reference to exhibit 10.3 filed with the April 24, 2006 8-K).

10.33 Agreement by and among the Company, TSI and Sierra Nevada Corporation dated April 25, 2006 (incorporated by reference to exhibit 10.1 filed with the May 2, 2006 8-K).

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

(b) - Reports on Form 8-K

The Company filed a Current Report on Form 8-K on April 11, 2006 regarding it's April 5, 2006 press release relating to its preliminary results of operations for its fiscal year ended December 31, 2005.

The Company filed a Current Report on Form 8-K on April 24, 2006 regarding the approval of certain Convertible Notes to William Robinson, Frank Lively and Cherokee Raiders, LLP. In addition, the Company reported the issuance of unregistered equity securities in conversion of certain officer, director and affiliate notes and issuances to lenders and vendors and the related April 24, 2006 press release.

The Company filed a Current Report on Form 8-K on May 2, 2006 regarding the Company's entry into an Agreement dated as of April 25, 2006, by and among the Company, Sierra Nevada Corporation and Techsphere Systems International Inc.

The Company filed a Current Report on Form 8-K on May 23, 2006 regarding the May 22, 2006 lease contract by Techsphere Systems International, Inc, a subsidiary of the Company, for two of its SA-60A Spherical Airships to a fortune 100 publicly held company at an estimated initial contract value of approximately $4.2 million.

The Company filed a Current Report on Form 8-K/A-2 on June 22, 2006 amending the Form 8-K/A filed on December 7, 2005 regarding the acquisition of TSI including changes to their audited financial statements and the audited notes thereto.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CYBER DEFENSE SYSTEMS, INC.

                                               August 21, 2006


                                               By: /s/ William C. Robinson
                                                   -----------------------------
                                                   William C. Robinson
                                                   Chief Executive Officer,
                                                   President and Chairman


                                               By: /s/ David M. Barnes
                                                   -----------------------------
                                                   David M. Barnes
                                                   Chief Financial Officer