Form 10QSB
period 2006-09-30
CYBER DEFENSE SYSTEMS INC
filed 2006-11-20
CIK 1118480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                   FORM 10-QSB

                For the Quarterly Period Ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES |_| NO |X|

Transitional Small Business Disclosure Format:       Yes |_|  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

            Title of Class              Number of Shares Outstanding
     ----------------------------   ------------------------------------
     Class A Common Stock
      (par value $0.001 per share)   67,367,316 as of November 16, 2006
     Class B Common Stock
      (Par Value $0.001 per share)      545,455 as of November 16, 2006
     Class C Common Stock
      Par value $0.001 per share)             2 as of November 16, 2006

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of
           September 30, 2006 and December 31, 2005 (unaudited) .......        1
         Condensed Consolidated Statements of Operations
           for the Three and Nine Months Ended
           September 30, 2006 and 2005 (unaudited).....................        2
         Condensed Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 2006 and 2005 (unaudited)... 3-4 Notes to the Condensed Consolidated Financial
           Statements (unaudited) .....................................     5-22

Item 2.  Management's Discussion and Analysis of
           Financial Condition or Plan of Operations ..................       23

Item 3.  Controls and procedures ......................................       28

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ............................................       29

Item 2.  Unregistered Sales of Equity Securities ......................       29

Item 3.  Defaults Upon Senior Securities ..............................       29

Item 4.  Submission of Matters to a Vote of Security Holders ..........       29

Item 5.  Other Information ............................................       29

Item 6.  Exhibits and Reports on Form 8-K .............................       30

Signatures ............................................................       32

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                              September 30, 2006    December 31, 2005
                                                              ------------------    -----------------
                                    ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                     $               --    $             476
Accounts receivable                                                      154,821              364,299
Inventory                                                                891,056              336,523
Prepaid interest                                                              --               32,580
                                                              ------------------    -----------------
    TOTAL CURRENT ASSETS                                               1,045,877              733,878
                                                              ------------------    -----------------
OTHER ASSETS:
Intangible assets, net of accumulated amortization
  of $86,114 and $61,113 respectively                                     13,886               38,887
Property and equipment, net of accumulated depreciation
  of $21,805 and $10,173 respectively                                     70,977               91,973
Deposits and costs of equipment                                          150,976              150,976
Airship manufacturing license, net of accumulated
  amortization of $0 and $230,993 respectively                         2,100,000           14,024,656
Loan costs, net of accumulated amortization of $788,920
  and $364,697 respectively                                            1,006,558            1,228,897
Security deposits                                                          7,371                7,371
                                                              ------------------    -----------------
    TOTAL ASSETS                                              $        4,395,645    $      16,276,638
                                                              ==================    =================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                      $        3,063,186    $       2,996,827
Accrued interest                                                         739,893              329,626
Accounts payable related parties                                              --               53,337
Deferred revenue                                                       1,833,333              450,000
Notes payable - related parties' net of discount of
  $195,291 and $0, respectively                                          671,031            1,562,315
Note payable - unrelated parties                                       1,572,875            1,728,075
Embedded derivative liability                                          8,984,765           10,057,733
                                                              ------------------    -----------------
    TOTAL CURRENT LIABILITIES                                         16,865,083           17,177,913
                                                              ------------------    -----------------
NON-CURRENT LIABILITIES:
Notes payable, net of discount of $3,295,391 and
  $2,762,333, respectively                                             1,644,388              655,358
Deferred taxes                                                                --              217,325
                                                              ------------------    -----------------
    TOTAL LIABILITIES                                                 18,509,471           18,050,596
                                                              ------------------    -----------------
Commitments and contingencies                                                 --                   --

SHAREHOLDERS' DEFICIT:
Class A preferred stock, $0.001 par value; 100,000,000
  Shares authorized; none issued and outstanding                              --                   --
Common stock:
Class A, $0.001 par value; 200,000,000 shares authorized;
  67,367,316 and 56,912,893 shares issued and outstanding                 67,367               56,913
Class B, $0.001 par value; 200,000,000 shares authorized;
  545,455 shares issued and outstanding                                      545                  545
Class C, $0.001 par value; 200,000,000 shares authorized;
  2 shares issued and outstanding                                             --                   --
Additional paid-in capital                                            20,413,803           14,644,966
Accumulated deficit                                                  (34,595,541)          16,476,382)
                                                              ------------------    -----------------
Total shareholders' deficit                                          (14,113,826)          (1,773,958)
                                                              ------------------    -----------------
    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT               $        4,395,645    $      16,276,638
                                                              ==================    =================


The accompanying notes are an integral part of these condensed consolidated financial statements

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                           THREE AND NINE MONTHS ENDED
                                  SEPTEMBER 30,

                                             For the Three Months Ended              For the Nine Months Ended
                                                   September 30,                           September 30,
                                          ----------------------------------    ----------------------------------
                                                2006              2005               2006               2005
                                          ---------------    ---------------    ---------------    ---------------
 Revenue                                  $       136,137    $       114,873    $       438,031    $       180,638

 Cost of sales                                     58,120             88,032            202,391            123,423
                                          ---------------    ---------------    ---------------    ---------------

 Gross profit                                      78,017             26,841            235,640             57,215
                                          ---------------    ---------------    ---------------    ---------------
 Operating expenses:

 General and administrative                     1,630,022          1,155,939          5,246,277          2,486,713
 Stock option compensation                      1,287,008             10,800          2,271,287             10,800
 Research and development                          90,406                 --            189,668            543,191
 Impairment of license                         11,330,674                 --         11,330,674                 --
 Impairment of goodwill                                --                 --                 --          4,577,069
                                          ---------------    ---------------    ---------------    ---------------
 Total operating expenses                      14,338,110          1,166,739         19,037,906          7,617,773

 Loss from operations                         (14,260,093)        (1,139,898)       (18,802,266)        (7,560,558)

 Other income (expense)

   Other income                                        --             32,845                 --             32,845
   Interest income                                     --             10,386                 --             20,627
   Interest expense                            (1,157,741)        (1,028,259)        (2,543,411)        (1,889,344)
   Derivative valuation gain (loss)              (485,507)          (176,862)         3,009,193         (7,673,072)
                                          ---------------    ---------------    ---------------    ---------------
      Total other income (expense)             (1,643,248)        (1,161,890)           465,762         (9,508,944)

 Loss before income taxes                     (15,903,341)        (2,301,788)       (18,336,484)       (17,069,502)
                                          ---------------    ---------------    ---------------    ---------------

 Income tax benefit                                    --          1,582,328            217,325          1,582,328
                                          ---------------    ---------------    ---------------    ---------------

 Net  loss                                $   (15,903,341)   $      (719,460)   $   (18,119,159)   $   (15,487,174)
                                          ===============    ===============    ===============    ===============
 Per share data:
 Net loss per common
 share - basic and diluted                $         (0.26)   $         (0.02)   $         (0.31)   $         (0.54)
                                          ===============    ===============    ===============    ===============
 Weighted average Class A common
 shares outstanding - basic and diluted        61,023,924         31,217,286         58,941,832         28,432,121
                                          ===============    ===============    ===============    ===============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           CYBER DEFENSE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                NINE MONTHS ENDED
                                  SEPTEMBER 30,


                                                             2006            2005
                                                         ------------    ------------
     CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                          $(18,119,159)   $(15,487,174)
       Adjustments to reconcile net loss
       to net cash from operating activities:
         Interest expense from amortization of
           loan discount                                    1,966,714       1,450,363
         Derivative valuation (gain) loss                  (3,009,193)      7,673,072
         Stock option compensation                          2,271,687          10,800
         Issuance of stock for services                       389,793         338,750
         Issuance of warrant for services                     419,760              --
         Issuance of note for services                        351,192              --
         Depreciation and amortization                      1,054,838         318,522
         Income tax benefit                                  (217,325)     (1,582,328)
         Impairment of goodwill                                    --       4,577,069
         Impairment of license                             11,330,674              --
         Write-off of intangible assets                            --           5,543
       Changes in assets and liabilities:
         Accounts receivable                                  209,478         618,698
         Inventory                                           (554,533)       (478,623)
         Prepaid expenses                                      32,580        (190,707)
         Security deposits                                         --            (215)
         Accounts payable and accrued liabilities             506,996        (358,418)
         Accrued interest                                     499,891              --
         Accounts payable - related party                          --         (76,163)
         Deferred revenue                                   1,383,333          (4,861)
                                                         ------------    ------------
     NET CASH FROM OPERATING ACTIVITIES                    (1,483,274)     (3,185,672)
                                                         ------------    ------------
     CASH FLOWS FROM INVESTING ACTIVITIES
        Loan to Techsphere                                         --      (1,074,362)
        Cash received in acquisition of Techsphere                 --          25,010
        Purchase of equipment                                  (2,636)        (12,000)
                                                         ------------    ------------
     NET CASH FROM INVESTING ACTIVITIES                        (2,636)     (1,061,352)
                                                         ------------    ------------
     CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from notes payable                             82,000              --
       Gross Proceeds from sale of secured convertible
         Notes payable                                      1,700,000       4,000,000
       Proceeds from notes payable, related parties ..        281,573         288,471
       Issuance of common stock                                    --         255,209
       Payments of loan costs                                (120,000)       (248,065)
       Principal payments on notes payable
         unrelated parties                                   (383,139)       (105,156)
       Principal payments on notes payable
         related parties                                      (75,000)        (53,740)
       Payments on debt assumed from subsidiary                    --         (33,337)
                                                         ------------    ------------
     NET CASH FROM FINANCING ACTIVITIES                     1,485,434       4,103,382
                                                         ------------    ------------
     Net increase (decrease) in cash                             (476)       (143,642)
     Cash and cash equivalents, beginning                         476         206,270
                                                         ------------    ------------
     Cash and cash equivalents, ending                   $         --    $     62,628
                                                         ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           CYBER DEFENSE SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                NINE MONTHS ENDED
                                  SEPTEMBER 30,


                                                                       2006          2005
                                                                   -----------   -----------
     Supplemental disclosure of cash flow information:
     Cash paid for interest                                        $    21,445   $   109,333
     Cash paid for income taxes                                             --            --

     Supplemental disclosure of non-cash investing and financing information:
     Partial payment of purchase cost of a license
       with a note payable                                                  --       250,000
     Payment of note payable by Mr. Robinson
       on behalf of the Company                                         74,523       288,177
     Conversion of notes payable into common stock                     697,243     1,479,300
     Conversion of notes payable - related party into
       common stock                                                    289,333            --
     Conversion of accounts payable - related party
       to a note payable                                                47,930       350,000
     Issuance of warrants for discount on notes
       and loan costs                                                  671,044    12,150,732
     Exercise of stock options                                         884,232            --
     Common Stock issued for loan costs                                 55,880       200,000
     Common Stock issued for shares of Cyber Aerospace                      --     4,603,650
     Common Stock issued for Techsphere                                     --     5,316,904


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

The controlling shareholders of the company are Proxity, Inc. ("Proxity"), a publicly traded company ("PRXT") and Cherokee Raiders, a partnership, ("Cherokee") owning approximately 21.7% and 14.6% of the Class A common shares of the Company, respectively. In addition, the former shareholders of TSI also own 21,219,111 shares or 31.5% of the Class A common stock and 245,455 or 45%, of the issued and outstanding shares of Class B common stock as of September 30, 2006. Cherokee owns 300,000 or 55% of such class B shares which allow for 1,000 votes per share and as a result, Cherokee is the controlling shareholder of the Company. Cherokee and Proxity each own one share of the two shares of Class C common stock issued and outstanding which have certain liquidation preference rights. The Chief Executive Officer of both Proxity and Cherokee is Mr. Robinson, the Chief Executive Officer of the Company.

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

Business Condition - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2006 the Company recorded revenues of $438,031 and incurred a net loss of $18,119,159. For the year ended December 31, 2005, the Company recorded revenues of $461,244 and incurred a net loss of $15,579,024. As of September 30, 2006 and December 31, 2005 the net working capital deficit was $15,819,206 and $16,444,035, respectively. The lack of sufficient revenues and the loss from operations raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as further discussed in Notes 5, 6 and 10 as may be required, and ultimately to attain successful operations.

Cash and Cash Equivalents -- Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. At September 30, 2006 and December 31, 2005 the Company had no cash in excess of federally insured limits.

Inventory -- At September 30, 2006 and December 31, 2005, inventory of $891,056 and $336,523, respectively primarily consists of parts for the airships and Unmanned Aerial Vehicles ("UAV's") that the Company sells, leases and services.

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

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. For the nine months ended September 30, 2006, management has determined an impairment of its long lived assets was required. Management determined that the value of the license from 21st Century Airships was impaired. As a result of this determination, the Company recorded an impairment loss for $11,330,674 as of September 30, 2006. In addition, management determined that the estimated remaining useful life to be 7 years. For the nine months ended September 30, 2005, goodwill of $4,577,069 relating to the acquisition of the 6.19% minority interest in Cyber Aerospace as of March 31, 2005 was impaired.

Manufacturing License -- The Company acquired an exclusive manufacturing license initially valued at $14,255,649 with the acquisition of TSI in September, 2005. Accumulated amortization relating to the license was $824,975 at September 30, 2006 prior to the above mentioned impairment loss. The Company evaluated the carrying value of the license to determine if the carrying amount warranted revision or may not be recoverable. In management's opinion, an adjustment was required at September 30, 2006. The adjustment was to reduce the carrying value of the asset to $2,100,000 based upon management's estimate of the fair value of the asset as of September 30, 2006. In addition, the estimated remaining useful life was reduced from 18 years from the date of acquisition to 7 years from September 30, 2006.

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

Share Based Payments - In December 2004, the Financial Accounting Standards Board issued Statement Number 123 ("FAS 123 (R)"), Share-Based Payments, which was adopted by the Company on January 1, 2006. The Company recognizes compensation expense in an amount equal to the fair value of share based payments such as stock options granted to employees. The Company has elected to apply FAS 123 (R) using the modified prospective method. Under this method, the Company records compensation expense as awards that were outstanding at the date of adoption continue to vest for the unvested portion of the awards. If the Company had accounted for share based payments under the provisions of FAS 123(R) for the nine months ended September 30, 2005 approximately $7,863 in expense would have been recorded for the stock options issued on September 19, 2005.

Prior to January 1, 2006 the Company used Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148) to account for stock based compensation arrangements. This statement amended the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by SFAS No. 148, we continued to apply the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for our stock-based employee compensation arrangements.

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

Earnings (Loss) Per Share --Basic earnings (loss) per share is calculated by dividing earnings (loss) available to Class A common shareholders by the weighted-average number of Class A common shares outstanding during each period. Fully diluted income (loss) per share for the three and nine months ended September 30, 2006 is the same as basic due to losses for the three and nine months ended September 30, 2006.

The following potentially dilutive common shares are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive:


                                                  For the Nine Months
                                                  Ended September 30,
                                              ---------------------------
                                                  2006           2005
                                              ------------   ------------
      Shares underlying Warrants                 6,870,000      4,400,000
      Shares underlying Options                  9,543,738     11,379,900
      Shares underlying Convertible Debt        50,699,342     10,577,513
      Shares underlying Convertible Debt
       to related parties                        2,887,735      2,103,695
                                              ------------   ------------

      Total potentially dilutive securities     70,000,815     28,461,108
                                              ============   ============


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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. However, it does not apply to SFAS 123(R). This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the effect, if any, of SFAS 157 on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). This Statement requires recognition of the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. It also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The statement is effective as of the end of the fiscal year ending after December 15, 2006. Management believes that adoption of this standard will not have a material impact on the Company's financial statements.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In September, 2006 the Securities and Exchange Commission issued Staff Accounting Bulletin 108 ("SAB 108"), "Considering the Effects of Prior year Misstatements When Quantifying Misstatements in Current Year Financial Statements." SAB 108 clarifies the staff's views regarding the process of quantifying financial statement misstatements. More specifically, the staff noted that certain registrants do not consider the effects of prior year errors on current year financial statements, thereby allowing improper assets or liabilities to remain unadjusted. The staff believes this approach is not in the best interests of the users of the financial statements. SAB 108 is effective for fiscal years ending on or after November 15, 2006 with earlier adoption encouraged. The Company is currently evaluating the impact that the adoption of SAB 108 will have, if any, on its financial statements and notes thereto.


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

During the nine months ended September 30 2006, Mr. Robinson advanced an aggregate of $274,582 and converted and aggregate of $485,000 to Class A common stock under his $1,000,000 line of credit to the Company. In addition, Mr. Robinson paid the January 17, 2006 unsecured note in the principal amount of $74,523 to a vendor. See Note 5. Mr. Frank Lively, a director of the Company advanced an additional $16,722. All of Mr. Lively's loans to the Company have been converted to Class A common stock as of September 30, 2006.

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

See Note 6 - Related Party Notes for additional related party disclosure.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - ACQUISITION OF TSI

On September 19, 2005, Cyber Defense Systems, Inc. acquired all 100,000 common shares of the outstanding stock of TSI in exchange for 23,076,923 shares of Cyber Class A common stock and 245,455 shares of Cyber Class B common stock valued at $5,340,226 collectively, and TSI became a wholly owned subsidiary of Cyber. The transaction was accounted for as a purchase business combination in accordance with FAS 141, "Business Combinations". An independent valuation was obtained for both the Cyber stock and TSI's exclusive manufacturing license. In connection with the acquisition by Cyber, TSI underwent a reorganization intended to qualify as a reorganization within the meaning of Section 368(a)(1)(A) and (a)(1)(D) of the Internal Revenue Code of 1986, as amended resulting in TSI becoming a regular corporation from a limited liability corporation. The 100,000 shares of TSI stock were then exchanged for the Cyber stock mentioned above. Negative goodwill was not recognized in connection with the acquisition of Techsphere. Instead, the excess of the fair value of the net assets over the purchase price was allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the long-term assets.

The unaudited consolidated pro forma results of operations assuming consummation of the purchase of TSI as of January 1, 2005, are summarized as follows:


                                                     Unaudited Pro Forma
                                            ----------------------------------------
                                            Three Months Ended    Nine Months Ended
                                            September 30, 2005    September 30, 2005
                                            ------------------    ------------------
     Total revenue                          $          466,144    $        1,917,661
     Net loss                               $       (2,051,141)   $      (17,489,835)
     Basic and diluted loss per share       $            (0.07)   $            (0.56)


NOTE 4- INTANGIBLE ASSETS AND MANUFACTURING LICENSE

With the acquisition of TSI in September, 2005 the Company acquired an exclusive, worldwide license with 21st Century Airships, Inc. for the manufacture of its airships. The value recorded for the license was $14,255,649 pursuant to an independent valuation which was originally being amortized over the 18 year life of the license, resulting in monthly amortization of $65,998 through September 30, 2006. Amortization expense for the nine months ended September 30, 2006 was $593,982. On September 30, 2006 management determined that the value of this asset was impaired. As a result of this determination, the Company recorded an impairment loss for $11,330,674 as of September 30, 2006. In addition, management determined the estimated remaining useful life to be 7 years. The book value of the asset was reduced to $2,100,000 and the monthly amortization is $25,000.

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

The license agreement calls for a minimum annual royalty payment of $1,000,000 for the period of January 17, 2005 through January 16, 2006 and each annual period thereafter ending January 16. The Company has accrued $1,300,000 related to this royalty as of September 30, 2006. The Company has executed an amendment to the license agreement in April, 2006 providing payment terms with respect to the $1,000,000 royalty through January 16, 2006 of $200,000 each on May 15 and July 15, 2006, and $150,000 each for four months on the fifteenth of each month ending November 15, 2006. The Company has made the payment of $200,000 relating to May 15, 2006.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

On August 24, 2006, the Company, TSI and 21st Century entered into another amendment to the license agreement executed August 25, 2006 pursuant to which the parties agreed upon another revised payment schedule (the "August Payment Schedule"). The Company paid $200,000 under this revised payment schedule. On October 23, 2006, the Company amended the payment schedule of the license agreement providing for $225,000 to be paid by October 23, 2006 and $375,000 to be paid by December 1, 2006. The Company has made the October 23, 2006 payment. If the December 1, 2006 payment should come into default, it is the intent of 21st Century to terminate the License Agreement and, as a result, TSI may be unable to manufacture its spherical airship products.

In addition, the Company granted permission to 21st Century Airships, Inc. to sell two Low or Medium altitude airships to be used for surveillance or similar applications outside the United States.

In 2004, the Company purchased designs and plans for unmanned air vehicles (UAV's) which have a useful life of 3 years. The cost was $100,000 and the monthly amortization is $2,778. Amortization expense was $25,002 for the nine months ended September 30, 2006 and 2005.


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

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The carrying value of the March 14, 2006 AJW notes, as well as the notes issued in 2005 to AJW as of September 30, 2006 and December 31, 2005 was $1,644,388 and $655,358 net of discount, respectively. The carrying value will be increased each quarter over the respective three year lives of the notes as the discount related to the embedded derivatives is recorded until the carrying value equals the face value of the notes.

On June 6, 2006 AJW converted an aggregate of $114,487 related to the 8% Callable Secured Convertible Notes issued April 1, 2005 at $0.1879 per share. Accordingly, the Company issued an aggregate of 609,300 shares of its Class A common stock to AJW. On September 19, 2006 AJW converted an aggregate of $63,324 related to the 8% Callable Secured Convertible Notes issued April 1, 2005 at $0.104 per share. Accordingly, the Company issued an aggregate of 609,846 shares of its Class A common stock to AJW. The conversion prices for the April 1, 2005 note represent the note's stated conversion price of 60% of the average of the lowest three intra-day trading prices for the Company's common stock during the 20 trading days immediately preceding the conversion date.

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

On September 11, 2006 AJW made an advance of $200,000 related to the $500,000 third tranche of financing pursuant to the March 14, 2006 Securities Purchase Agreement in exchange for 6% Callable Secured Convertible Notes and issued five year warrants to purchase 200,000 shares of common stock priced at $1.25 valued at $43,340 on the date of issuance. The beneficial conversion feature was valued at $359,664. The Company has allocated has allocated 100% of the proceeds, or $200,000 of the beneficial conversion feature as a discount on the notes which will accrete over the three year life of the notes.

The Company incurred loan costs totaling $14,334 which consists of fees to be paid in cash of $10,000 and a five year warrant to purchase 20,000 shares of common stock priced at $1.25 valued at $4,334 on the date of issuance which will be amortized over the three year term of the notes.

On October 19, 2006, the Company received an additional advance of $300,000 pursuant to the third tranche of financing from the March 14, 2006 Securities Purchase Agreement in exchange for 6% Callable Secured Convertible Notes and issued five year warrants to purchase 200,000 shares of common stock priced at $1.25 valued at $53,040 on the date of issuance. The beneficial conversion feature was valued at $624,664. The Company has allocated has allocated 100% of the proceeds, or $300,000 of the beneficial conversion feature as a discount on the notes which will accrete over the three year life of the notes.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The Company incurred loan costs totaling $25,704 which consists of fees of $15,000 to be paid in cash, 30,000 shares of Class A common stock valued at $5,400 based on the $0.18 market price on the date of issuance and a five year warrant to purchase 30,000 shares of common stock priced at $1.25 valued at $5,304 using the black scholes method on the date of issuance which will be amortized over the three year term of the notes.

The Company will record the above mentioned transactions in the fourth quarter of 2006.

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

On January 17, 2006 the Company issued an unsecured note in the amount of $88,637 bearing interest at the rate of 5.0% to a vendor in exchange for services previously rendered. The note was originally due in full on April 19, 2006. The Company and the vendor have agreed to amend the payment terms of the note. Payments of $15,000 were made during the three months ended June 30, 2006 and monthly payments remain of $25,000 on July 20, 2006 with the remaining balance of principal and accrued interest due August 30, 2006. The note is personally guaranteed by Mr. Robinson who has pledged certain of his personal assets as collateral. During the three months ended September 30, 2006, Mr. Robinson paid the note and all accrued interest in full on behalf of the Company.

On March 20, 2006 the Company issued an unsecured note in the amount of $57,052 to a vendor in exchange for services previously rendered. The note was originally due in three equal monthly installments of $19,024 beginning March 25, 2006. No interest is due if payments are paid by the due dates. If any monthly installment is past due, the note bears interest at the rate of 10% per annum. The Company renegotiated the terms of the note due to its default and, on September 29, 2006 the vendor converted the note and all accrued interest totaling $60,019 at a conversion rate of $0.20 into 300,097 shares of Class A common stock.

On April 20, 2006 Mayo Hadden converted $200,000 of his outstanding Convertible
Note into 666,667 shares of common stock at the conversion price of $0.30 per share. On June 28, 2006, he converted the remaining balance of $131,250 plus $11,563 of accrued interest at the conversion price of $0.30 into 476,043 shares of Class A Common Stock. On September 28, 2006 the Company issued an additional 317,362 shares of Class A common stock to Mr. Hadden relative to an agreement lowering the conversion price from $0.30 to $0.18. The additional shares issued were valued at $0.18, the market price as of the date of issuance. The value of $57,125 was recorded as additional interest on the note in the accompanying statements of operations the nine months ending September 30, 2006.

On April 25, 2006 the Company issued a note to Sierra Nevada Corporation pursuant to an agreement as more fully described in Note 9 dated April 25, 2006 due August 25, 2006 under certain conditions in the amount of $500,000. The note is non-interest bearing until August 25, 2006, at which time it will bear interest at the rate of 8.5% and is secured by certain inventory of the Company. The Company recorded the initial net present value of $486,192 related to the note using an 8.5% interest rate. The note is being accreted to the face value at 8.5% using the effective interest method and accordingly, recognized accretion of the note of $13,808 as interest expense, bringing the face value to $500,000 as of September 30, 2006. (See Note 9).

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

On July 21, 2006 Equipment Depot converted their $25,000 note and $1,500 of accrued interest into 106,000 shares of Company Class A common stock at a conversion price of $0.25 per share.

The Company is currently in discussions with Charles McClure to amend his note agreement which continues to be in default.


                                                                                        September 30,  December 31,
                                                                                            2006           2005
                                                                                        ------------   ------------
 Current - Unrelated parties

 Convertible Note payable - Mayo Hadden, unsecured, interest accrues
  at 10.0% per annum due February 25, 2007 ..........................................   $         --   $    331,250

 Convertible Notes payable C.M.G. Tech., unsecured, interest accrues
  at 10% per annum due February 25, 2007 ............................................        822,094        822,094

 Note payable Charles McClure, secured by an airship, interest accrues
  at 25.0% per annum and was due December 31, 2005, currently in default ............        250,000        250,000

 Notes payable to Vendors - unsecured, interest accrues at 12% per annum due in
  4 equal payments from March 5, 2006 to June 5, 2006 ...............................             --        151,761

 Note payable to Vendors - unsecured, interest accrues at 12% per annum due in
  June 5, 2006, currently in default ................................................            781          3,126

 Commercial Promissory Note, - Equipment Depot, Inc., interest at 9.0%
  per annum, secured, due June 19, 2006, in default at June 30, 2006 ................             --         25,000

 Note payable - 21st Century Airship, Inc. - interest accrues at 12%
  per annum, the Note was due on August 24, 2005, paid in full
  in March, 2006 ....................................................................             --        144,844

 Note payable - Sierra Nevada Corporation - non interest bearing secured by
  certain inventory due August 25, 2006 net of unamortized discount of $6,335 .......        500,000             --
                                                                                        ------------   ------------
 TOTAL CURRENT UNRELATED PARTIES ....................................................   $  1,572,875   $  1,728,075
                                                                                        ============   ============
 Long-term - unrelated parties

 Notes payable - AJW Partners, LLP and affiliates, callable secured convertible notes bearing interest at 8.0% per annum, $739,573 due April 4, 2008;
  $1,300,000 due May 25, 2008, $1,200,000 due August 4, 2008,
 less total discount of $1,821,236 and $2,762,333, respectively .....................      1,418,543        655,358

 Notes payable - AJW Partners, LLP and affiliates, callable secured convertible notes bearing interest at 6.0% per annum, $500,000 due July 5, 2008 and
  $200,000 due September 10, 2008 due March 13, 2009
  less total discount of $1,474,155 .................................................        225,845             --
                                                                                        ------------   ------------
 TOTAL LONG TERM NOTES PAYABLE ......................................................   $  1,644,388   $    655,358
                                                                                        ============   ============


                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 6 - NOTES PAYABLE - RELATED PARTIES

On April 19th, 2006, the Board approved a $1,000,000 line of credit with Mr. Robinson. On April 19, 2006 pursuant to the line of Credit, the Company entered into a convertible variable promissory note in the principal amount as of March 31, 2006 of $565,188 including all related accrued interest. The note bears interest at the rate of 12% per annum, is unsecured and is convertible into Class A common stock at $0.30 per share. The note is due on December 31, 2007. Mr. Robinson advanced an aggregate of $222,278 through September 30, 2006. On April 20, 2006, Mr. Robinson converted $50,000 of the balance at the stated conversion rate into 166,667 shares of Class A common stock. The note contains a beneficial conversion feature which was valued at $1,098,794 on the date of issuance and on the subsequent advances made. The Company has allocated an aggregate of $730,186 of the beneficial conversion feature as a discount on the note which will accrete over the life of the note. On September 28, 2006 Mr. Robinson utilized the $350,000 of the balance owed to him under the note to exercise 1,250,000 vested options priced at $0.20 and $85,000 of the balance owed to him under the note to exercise 500,000 vested options priced at $0.17 under the 2005 Stock Option Plan. An aggregate of 2,250,000 shares were issued. Total accretion of $534,895 was recorded during the nine months ended September 30, 2006. The carrying value of the note is $107,175, net of discount of $195,291 and is recorded in Notes Payable - related parties in the accompanying balance sheet as of September 30, 2006.

On April 19, 2006, the Board approved two convertible promissory notes for amounts as of April 17th, 2006, of $83,726 and $13,056, respectively with Frank Lively for cash advanced for working capital plus fees and interest. The notes bear interest at the rate of 12% per annum, are unsecured and are convertible into Class A common stock at $0.30 per share. The notes are due on December 31, 2007. The notes contain a beneficial conversion feature which was valued at $149,457 on the date of issuance. The Company has allocated $91,151 of the beneficial conversion feature as a discount on the balance of the notes which will accrete over the life of the notes. The Company paid $15,000 of principal and accrued interest in July 2006 to Mr. Lively. On September 28, 2006 Mr. Lively utilized the balance owed to him under the notes, including principal and all related interest of $92,973 to exercise vested options under the 2005 Stock Option Plan. An aggregate of 464,465 shares were issued to him and the Notes were cancelled.

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

On April 20, 2006 the Company issued an aggregate of 937,776 shares upon exercise of the conversion rights to Class A common stock at a conversion price of $0.30 per share associated with Convertible Notes in the aggregate amount of $281,333. The four executive employees converted an aggregate of $131,419, Frank Lively converted one of his notes representing deferred salary in the amount of $41,914, and Mr. Robinson and Cherokee each converted $50,000.

On September 28, 2006 the remaining balance due to the executive employees, John Youngbeck and Keith Vierela utilized the balances owed to them under their notes including principal and all related interest of $55,096 and $80,062, respectively to exercise 398,317 and 280,474 vested options, respectively under the 2005 Stock Option Plan. An aggregate of 678,791 shares were issued and the Notes were cancelled.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


On September 28, 2006 James Alman utilized the balance owed to him under his note, including principal and all related interest of $68,286 to exercise 341,432 vested options under the 2005 Stock Option Plan. An aggregate of 341,432 shares were issued to him and the Note was cancelled.

During the nine months ended September 30, 2006 the Company paid an aggregate of $50,000 of the principal balance of the Convertible Note payable to Proxity, Inc.


                                                                                   September 30,   December 31,
                                                                                        2006          2005
                                                                                   -------------   ------------
 Convertible Promissory Note - Cherokee Raiders, interest at 12%
   per annum, due December 31, 2007, unsecured ..................................        262,255        312,255

 Convertible Promissory Note - Proxity Inc., interest at 12% per annum,
   due July 31, 2008, unsecured .................................................        301,600        351,600

 Convertible Promissory Note - William Robinson, interest at 12% per annum, due
   December 31, 2007, unsecured, net of discount of
   $195,291 and $0, respectively ................................................        107,176        460,851

 Convertible Promissory Note - Jim Alman - interest at 12% per
   annum, due December 31, 2007, unsecured ......................................             --         50,000

 Convertible Promissory Notes - executive employees - interest at
   12% per annum, unsecured, due December 31, 2007 ..............................             --        263,266

 Convertible Promissory Notes - Frank Lively - interest at 12% per annum,
   unsecured, due December 31, 2007   ...........................................             --        124,343
                                                                                   -------------   ------------
                                                                                   $  671,031      $  1,562,315
                                                                                   =============   ============


NOTE 7- STOCKHOLDERS' DEFICIT

COMMON STOCK - At September 30, 2006 and December 31, 2005, the Company had 67,367,316 and 56,912,893 shares of Class A Common Stock outstanding, respectively, 545,455 shares of Class B Common Stock, and 2 shares of Class C Common Stock issued and outstanding with 200,000,000 shares of Class A and Class B Common Stock authorized, par value $.001, and 200,000,000 shares of Class C Common Stock authorized, par value $.001. In addition, the Company had 100,000,000 shares of Class A Preferred Stock authorized, par value $.001, with no shares issued and outstanding. Class B Common Stock allows for 1,000 votes per share. Class C Common Stock allows for one vote per share and entitles the holder to receive the net assets of the Company upon dissolution. Additional paid in capital at September 30, 2006 and December 31, 2005 was $20,413,803 and $14,644,966, respectively. The accumulated deficit as at September 30, 2006 and December 31, 2005 was $34,595,541 and $16,476,382, respectively.

STOCK OPTIONS - During the three months ended September 30, 2006, the Company issued an aggregate of 3,575,000 options under the 2005 Stock Option Plan. The weighted average exercise price was $0.17 and the term was 10 years from the date of grant. The grants were made at or above the closing market price on the date of grant.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

On September 28, 2006 an aggregate of 4,496,162 options issued pursuant to the 2005 Stock Option Plan were exercised at a weighted average exercise price of $0.20. There were no cash proceeds realized by the Company in the exercise. As discussed in Note 7, Messrs. Robinson, Lively, Youngbeck, Vierela and Alman utilized the balances owed to them under their respective notes, including principal and all related interest of $732,718 to exercise 3,735,088 vested options under the 2005 Stock Option Plan. In addition on September 28, 2006, an aggregate of 761,064 options were exercised by employees and Board members. No proceeds were received by the Company on the exercise. Rather, the employees utilized amounts due to them by the Company for commissions, consulting fees and board fees as consideration for the options.

STOCK ISSUANCES - The Company issued the following shares of Class A Common Stock during the nine months ended September 30, 2006.

On April 20, 2006, the Company issued an aggregate of 337,618 shares of its Class A common stock at a price of $0.53 valued at $178,938 to vendors in exchange for services and to settle existing obligations of the Company.

On April 20, 2006 the Company issued 55,000 shares of its Class A common stock upon the conversion of $11,000 of accounts payable by David Barnes, its Chief Financial Officer at the price of $0.20 per share.

On April 20, 2006 the Company issued an aggregate of 937,776 shares of its Class A common stock upon the conversion of related party convertible notes at a conversion price of $0.30 for a total amount of $281,333.

On April 20, 2006 the Company issued an aggregate of 966,667 shares of its Class A common stock upon the conversion of unrelated convertible notes at a conversion price of $0.30 for a total amount of $290,000.

On June 6, 2006 the Company issued 609,300 shares of its Class A common stock to AJW upon conversion of $114,487 of their convertible notes at a conversion price of $0.1879.

On June 28, 2006 the Company issued 476,043 shares of its Class A common stock upon conversion of $142,813 of unrelated convertible notes at a conversion price of $0.30. On September 28, 2006 the Company issued an additional 317,362 shares of Class A common stock to relative to an agreement lowering the conversion price from $0.30 to $0.18.

On July 21, 2006 the Company issued 46,666 shares of its Class A common stock upon the conversion of $7,000 of accounts payable by its Chief Financial Officer, David M. Barnes at a price of $0.15 per share.

On July 21, 2006 the Company issued 616,000 shares of its Class A common stock at a price of $0.18 per share valued at $110,880 to vendors for services rendered.

On July 21, 2006 the Company issued 106,000 shares of its Class A common stock to Equipment Depot in conversion of their Note and all related accrued interest of $26,500 at a conversion price of $0.25 per share.

On September 18, 2006 the Company issued 609,846 shares to AJW upon conversion of $63,424 of their Notes at a conversion price of $0.104 per share.

On September 28, 2006 the Company issued 300,097 shares of its Class A common stock upon conversion of $60,019 of unrelated convertible notes and related interest at a conversion price of $0.20.

On September 28, 2006 an aggregate of 4,496,162 shares were issued pursuant to the exercise of options as discussed above.

On September 28, 2006 the Company issued an additional 317,362 shares of Class A common stock valued at $57,125 to Mayo Hadden valued at $0.18 per share representing the market price as June 28, 2006, the date of the conversion of the remaining balance of his note.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

On September 30, 2006, the Company issued 579,886 shares of its Class A common stock to two vendors at a price of $0.20 with a total value of $115,977 for services rendered.

NOTE 8- INCOME TAXES

The Company has paid no federal or state income taxes since its incorporation. As of September 30, 2006 and December 31, 2005, the Company had net operating loss carry forwards for federal income tax reporting purposes of approximately $10,170,000 and $6,154,864 respectively, which if unused, will expire through 2026. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

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

On January 1, 2006, The Company entered into a new employment agreement with Keith Vierela as Chief Operating Officer. The term of this agreement is one year, subject to renewal for successive one year periods, unless 14 days prior written notice is provided by either party. Mr. Vierela will receive an annual salary of not less than $150,000. The agreement provides for standard benefits, vacation and participation in the Company's bonus pool as defined in the agreement. In addition, the Company shall issue to Employee options to purchase shares of Company stock (Shares) in accordance with the Company's Stock Option Plan. The Agreement may be terminated for due cause, upon death, upon disability, voluntary termination by him, or the Company without due cause by providing 14 days prior written notice. Mr. Vierela is subject to a non-compete and non-solicitation provision during the employment term and during a specified Post-Employment Period. On November 15, 2006 Mr. Vierela and the Company terminated the contract under an agreement as of that date.

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

On January 1, 2006, the Company entered into an hourly consulting agreement with Frank Lively. The consulting agreement provides for the cancellation of Mr. Lively's prior employment agreement. Fees due under the consulting agreement are convertible into Class A common shares of the Company by Mr. Lively at the lesser of $0.30 per share or the closing price on the date of conversion. This contract was terminated on July 15, 2006.

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

On April 27, 2006 the "Company entered into an Agreement, (the "Agreement") dated as of April 25, 2006, by and among the Company, Sierra Nevada Corporation "Sierra" and TSI. The Agreement is intended to clarify the relationship and obligations of the parties, which arise from three prior agreements (the Exclusive Agreement to Provide Integration Services, dated June 30, 2004, the Memorandum of Agreement dated November 4, 2004 and the Subcontract Agreement dated May 11, 2005) which were entered into prior to Techsphere becoming a wholly-owned subsidiary of the Company. The Agreement provides that SNC will serve as the prime contractor to Government End-Users for all Techsphere Airships and provided that Sierra will give Techsphere the right of first refusal to lease or sell other non-Techsphere manufactured airships to Sierra on competitive terms. The Agreement also is intended to arrive at an understanding with respect to amounts claimed by Sierra as owed, which arose from certain expenditures made by Sierra for which they are seeking reimbursement. The Agreement provides that if all other conditions of the Agreement are fulfilled that (i) Sierra will reduce its claim from $780,000 to $500,000; (ii) the Company will within 90 days deliver four MAA-90 airship pods to Techsphere free and clear of any liens and encumbrances and (iii) if a delivery order is awarded and Techsphere delivers the completed MAA-90 airship to Sierra, Sierra will set-off the $500,000 payment due from the Company. The Company has delivered the four MAA-90 airship pods and is currently in negotiations whereby a delivery order in excess of $1,000,000 calling for the completion of the MAA-90 airship as well as certain additional operating features and accessories is anticipated from Sierra. Final terms are anticipated to include a $500,000 credit against the note provided that a completed airship is delivered no later than 120 days subsequent to the receipt and acceptance of the delivery order by Sierra. If the delivery order is not awarded, the Company's promissory note to Sierra will become due and payable in accordance with its terms.

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

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

During the quarter ended June 30, 2006, the Company executed an Airship Advertising Agreement with a fortune 100 publicly traded company for the lease and operation of two of its SA-60A spherical airships. The lease term is expected to commence in fiscal 2007 upon completion of the manufacturing of the airship and provides for an initial six-month term which can be extended at the discretion of the lessee. Future minimum lease payments to be received by the Company are as follows:


           Due at launch of first airship           700,000
           Due at launch of second airship          700,000
           Due three months from launch             700,000
           Due at end of initial term               700,000
                                                 ----------
             Total                               $2,800,000
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

The Company received two payments for $700,000 and $686,000, net of vendor discounts of $14,000 during the nine months ended September 30, 2006 and has classified $1,400,000 as deferred revenue in the accompanying balance sheet as of June 30, 2006. Revenue from the lease will be recognized over the six month term of the lease.


NOTE 10- SUBSEQUENT EVENTS

On October 9, 2006 the Company issued a warrant to purchase 500,000 shares of Class A common stock at a price of $0.45 to a vendor for services rendered. The value of the warrant is $75,200 as determined by the Black Scholes method will be charged to General and administrative expenses in the fourth quarter of 2006.

On April 17, 2006 the Company entered into agreements with Equipment Depot, Inc., to acquire approximately $4,100,000, as valued, of aerospace R & D and production equipment to further the fulfillment of the Company's anticipated contracts and purchase orders. The Company would pay approximately $2.7 million, in a combination of $700,000 in cash and the exchange of 1,700,000 newly issued common stock of the Company, valued at $1.00 a share for the purposes of the transactions, to complete the purchase. As of August, 2006, Equipment Depot, Inc. has indicated to the Company that it is aware of at least one financing source for completing this transaction. On November 13, 2006 the Company notified Equipment Depot that if the agreements do not close by December 12, 2006 the agreements will be cancelled.

On November 15, 2006 Keith Vierela, the Chief Operating Officer of Techsphere and a director of the Company resigned as officer and director and mutually agreed to terminate the employment agreement dated January 1, 2006. Under the terms of the agreement, Mr. Vierela was released from all restrictive covenants of his employment agreement in exchange for the return and cancellation of 500,000 shares of Class A common stock held by Mr. Vierela.

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

RESULTS OF OPERATIONS

The Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Revenue totaled $136,137 for the three months ended September 30, 2006, an increase of $21,264 as compared to $114,873 for the three months ended September 30, 2005. The increase is primarily due to increased sales of the Techsphere related product and integration services as there was no revenue recognized in the three months ended September 30, 2005 due to Techsphere being acquired on September 19, 2005.

Research and development expense totaled $90,406 for the three months ending September 30, 2006 for which no comparable expense exists for the three months ended September 30. The expense for the 2006 period pertains to development of the Company's UAV's and airships.

General and administrative expenses totaled $1,630,022 for the three months ended September 30, 2006 as compared to $1,155,939 for the three months ended September 30, 2005, a net increase of $474,083. The increase is primarily due to increases in TSI related expenses as detailed below offset by decreases at Cyber for the three months ended September 30, 2006. The TSI expenses for the three months ended September 30, 2006 of $781,399 were comprised of $250,000 of royalty expense and $197,994 of amortization related to the Century 21 Airships license and $334,405 related to general overheads, an increase of $671,875 as compared to $109,524 for the prior year TSI expenses from September 19, 2005 to September 30, 2005 and totaled $109,524 comprised of $33,000 of royalty expense and $32,999 of amortization related to the Century 21 Airships license and $43,525 related to general overheads.

Stock option compensation expense for the three months ended September 30, 2006 totaled $1,287,008 relating to the fair value of stock options that vested or were accelerated during the period, an increase of $1,276,208 as compared to the prior year expense of $10,800 for the three months ended September 30, 2005. The increase is due to the accelerated vesting of the options granted on September 19, 2005 effective September 28, 2006 that resulted in compensation expense of $697,133. In addition, the Company granted an additional 3,575,000 options during the quarter ended September 30, 2006 which vested upon grant resulting in compensation expense of $589,875.

The impairment loss of $11,330,674 for the three months ended September 30, 2006 is related to the exclusive manufacturing license from 21st Century Airships. Management determined that the asset was impaired due to the reduced expected revenues and cash flows for the license, creating the impairment.

Other income and expense for the three months ended September 30, 2006 was comprised of interest expense of $1,157,741, of which $922,337 represents amortization of discounts on notes to AJW, Mr. Robinson, Mr. Lively and James Gardiner. Also included in other income is the derivative valuation loss for the three months ended September 30, 2005 in the amount of $485,507 relating to the issuance of Notes and Warrants to AJW and notes issued to Mr. Robinson and Mr. Lively treated as derivative securities. Other income and expense for the three months ended September 30, 2005 consists of other income of $32,845 for which no comparable amount exists for the three months ended September 30, 2006, interest expense of $1,028,259 of which $772,116 represents amortization of loan discount, and interest income of $10,386 for which no current year amount exists. Also included in other income and expense is the derivative valuation loss for the three months ended September 30, 2005 in the amount of $176,862 relating to the issuance of Notes and Warrants to AJW.

The Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Revenues totaled $438,031 for the nine months ended September 30, 2006, an increase of $257,393 as compared to $180,638 for the three months ended September 30, 2005. The increase is primarily due to increased sales of the Techsphere related product and integration services as there was no revenue recognized in the nine months ended September 30, 2005 due to Techsphere being acquired on September 19, 2005.

Research and development expense totaled $189,666 for the nine months ending September 30, 2006 as compared to $543,191 for the nine months ended September 30, 2005 a net decrease of $353,525. The expense for the 2006 period pertains to development of the Company's UAV's while the comparable 2005 period pertains to the airship propulsion systems for which no current period comparable expense exists.

General and administrative expenses totaled $5,246,277 for the nine months ended September 30, 2006 as compared to $2,486,713 for the nine months ended September 30, 2005, a net increase of $2,759,564. The increase is primarily due to share based compensation expense relative to warrants of $419,760 as well as increased payroll, marketing related activities, specialized consulting and legal fees and a general increase in overheads. Also included in the nine months ended September 30, 2006 is an aggregate of $2,131,355 pertaining to TSI, an increase of $2,021,831 over the expense for the prior year TSI expenses from September 19, 2005 to September 30, 2005 of 109,524. The TSI expenses for the three months ended September 30, 2006 are comprised of $744,122 of royalty expense and $593,982 of amortization related to the Century 21 Airships license and $1,077,527 related to salaries, rents and general overheads.

Stock option compensation expense for the nine months ended September 30, 2006 totaled $2,271,287 relating to the fair value of stock options that vested or were accelerated during the period, an increase of $2,260,487 as compared to the prior year expense of $10,800 for the nine months ended September 30, 2005. The increase is due to the normal and accelerated vesting of the options granted on September 19, 2005 effective September 28, 2006 that resulted in aggregate compensation expense of $1,681,412. In addition, the Company granted an additional 3,575,000 options during the quarter ended September 30, 2006 which vested upon grant resulting in compensation expense of $589,875.

The impairment loss of $11,330,674 for the nine months ended September 30, 2006 is related to the exclusive manufacturing license from 21st Century Airships. Management determined that the asset was impaired due to the reduced expected revenues and cash flows for the license, creating the impairment. The impairment of goodwill in the amount of $4,577,069 for the nine months ended September 30, 2005 pertains to goodwill associated with the acquisition of Cyber Aerospace.

Other income and expense for the nine months ended September 30, 2006 was comprised of interest expense of $2,543,411, of which $1,649,390 represents amortization of discounts on notes to AJW, Mr. Robinson, Mr. Lively and James Gardiner. Also included in other income is the derivative valuation gain for the nine months ended September 30, 2006 in the amount of $3,255,959 relating to the issuance of Notes and Warrants to AJW and various notes issued to Mr. Robinson, Mr. Lively and James Gardiner treated as derivative securities. Other income and expense for the nine months ended September 30, 2005 other income of $32,845 and interest income of $20,627, for which no comparable amount exists for the nine months ended September 30, 2006, interest expense of $1,889,344 of which $933,334 represents amortization of discounts on notes to AJW. Also included in other income and expense is the derivative valuation loss for the nine months ended September 30, 2005 in the amount of $7,673,072 relating to the issuance of Notes and Warrants to AJW.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary needs for liquidity and capital resources are for the production of its airships relative to the Airship Advertising Agreement, the funding of salaries and other administrative expenses related to the management of the Company as well as for payment of the cost of products sold and inventory.

The Company has no cash or cash equivalents as of September 30, 2006 and must seek additional financing.

On March 15, 2006, the Company entered into a Securities Purchase Agreement, whereby the Company agreed to issue and sell an aggregate of $2,000,000 of 6% Callable Secured Convertible Notes and warrants to purchase 2,000,000 shares of common stock at a price of $1.25 per share for a total offering price of $2,000,000. The $2,000,000 is to be funded in three tranches of which $1,000,000 was funded on March 15, 2006, $500,000 upon filing the Registration Statement and $500,000 upon effectiveness of the Registration Statement. On June 30, 2006 the Company filed a Registration Statement with the Securities and Exchange Commission and, accordingly on July 6, 2006 the Company received $500,000 representing the second tranche of the above referenced agreement in exchange for 6% Callable Secured Convertible Notes and issued five year warrants to purchase 500,000 shares of common stock priced at $1.25. There can be no assurances that the Company's Registration Statement will be declared effective by the Securities and Exchange Commission. On September 11, 2006 AJW made an advance of $200,000 and on October 19, 2006 made an additional advance of $300,000 related to the $500,000 third tranche of financing pursuant to the March 14, 2006 Securities Purchase Agreement in exchange for 6% Callable Secured Convertible Notes and issued five year warrants to purchase 500,000 shares of common stock priced at $1.25 thereby completing the sales of the 6% Callable Secured Convertible Notes under the March 14, 2006 agreement. Since there are no additional funds available to the Company under the March 15, 2006 Securities Purchase Agreement, the Company must still seek additional financing.

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

On April 17, 2006 the Company entered into agreements with Equipment Depot, Inc., to acquire approximately $4,100,000, as valued, of aerospace R & D and production equipment to further the fulfillment of the Company's anticipated contracts and purchase orders. The Company would pay approximately $2.7 million, in a combination of $700,000 in cash and the exchange of 1,700,000 newly issued common stock of the Company, valued at $1.00 a share for the purposes of the transactions, to complete the purchase. As of August, 2006, Equipment Depot, Inc. has indicated to the Company that it is aware of at least one financing source for completing this transaction. On November 13, 2006 the Company notified Equipment Depot that if the agreements do not close by December 12, 2006 the agreements will be cancelled.

On April 19th, 2006, the Board approved a $1,000,000 line of credit with Mr. Robinson. On April 19, 2006 pursuant to the line of Credit, the Company entered into a convertible variable promissory note in the principal amount as of March 31, 2006 of $565,188 under the line of credit including all related accrued interest. The note bears interest at the rate of 12% per annum, is unsecured and is convertible into Class A common stock at $0.30 per share. The note is due on December 31, 2007. Mr. Robinson advanced an additional $222,278 through September 30, 2006.

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

On May 22, 2006, Techsphere Systems International, Inc., ("TSI") closed on a lease contract for two of its SA-60A Spherical Airships to a fortune 100 publicly held company at an estimated initial contract value of approximately $4.2 million. The Company received an initial down payment of $700,000 with the closing and an additional $686,000 in August, 2006. Any additional payments under this lease are subject to the completion and delivery of the airships to the customer.

On September 28, 2006 an aggregate of 4,496,162 options issued pursuant to the 2005 Stock Option Plan were exercised at a weighted average exercise price of $0.20. There were no cash proceeds realized by the Company in the exercise. As discussed in Note 7, Messrs. Robinson, Lively, Youngbeck, Vierela and Alman utilized the balances owed to them under their respective notes, including principal and all related interest of $732,718 to exercise 3,735,088 vested options under the 2005 Stock Option Plan. In addition on September 28, 2006, an aggregate of 761,064 options were exercised by employees and Board members. No proceeds were received by the Company on the exercise. Rather, the employees utilized amounts due to them by the Company for commissions, consulting fees and board fees as consideration for the options.

The Company is in discussions with two potential lending sources, but there can be no assurance that these discussions will be successful or that the Company will obtain sufficient financing or that financing(s) will be structured on agreeable terms.

Should the Company not obtain such additional financing, the level of operations may have to be severely curtailed or ceased entirety.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at September 30, 2006. There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (a) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (b) is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES INCLUDING UNREGISTERED SALES OF EQUITY SECURITIES

On July 21, 2006 the Company issued 46,666 shares of its Class A common stock upon the conversion of $7,000 of accounts payable by its Chief Financial Officer, David M. Barnes at a price of $0.15 per share.

On July 21, 2006 the Company issued 616,000 shares of its Class A common stock at a price of $0.18 per share valued at $110,880 to vendors for services rendered.

On July 21, 2006 the Company issued 106,000 shares of its Class A common stock to Equipment Depot in conversion of their Note and all related accrued interest of $26,500 at a conversion price of $0.25 per share.

On September 18, 2006 the Company issued 609,846 shares to AJW upon conversion of $63,424 of their Notes at a conversion price of $0.104 per share.

On September 28, 2006 the Company issued 300,097 shares of its Class A common stock upon conversion of $60,019 of unrelated convertible notes and related interest at a conversion price of $0.20.

On September 28, 2006 an aggregate of 4,496,162 shares were issued pursuant to the exercise of options under the 2005 option plan.

On September 28, 2006 the Company issued an additional 317,362 shares of Class A common stock valued at $57,125 to Mayo Hadden valued at $0.18 per share representing the market price as June 28, 2006, the date of the conversion of the remaining balance of his note.

On September 30, 2006, the Company issued 579,886 shares of its Class A common stock to two vendors at a price of $0.20 with a total value of $115,977 for services rendered.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On September 15, 2006 the Company obtained the written consents of the holders of 48,028,756 or more than 76.6% of the outstanding shares of Class A common stock in order to authorize the adoption of the 2005 Stock Option Plan.

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

10.34 Revised Payment Schedule by and among the Company and Century 21 Airships, Inc. dated August 25, 2006 (incorporated by reference to exhibit 10.1 filed with the August 30, 2006 8-K.

10.35 Advance Agreement by and among the Company and AJW Partners, LLC. ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners ("Qualified") and New Millenium Capital Partners, II, LLC ("Millenium") (incorporated by reference to Exhibit 10.1 filed with the September 15, 2006 Form 8-K).

10.36 Letter Agreement regarding the amendment of warrants by and among the Company and AJW Partners, LLC. ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners ("Qualified") and New Millenium Capital Partners, II, LLC ("Millenium") (incorporated by reference to Exhibit 10.2 filed with the September 15, 2006 Form 8-K).

10.37 CyberBugTM Sales Agreement by and among the Company and National Security Associates, Inc. dated October 4, 2006 (incorporated by reference to Exhibit
10.2 filed with the October 10, 2006 Form 8-K).

10.38 Revised Payment Schedule and Amendment by and among the Company and Century 21 Airships, Inc. dated October 22, 2006 (incorporated by reference to exhibit 10.1 filed with the October 26, 2006 8-K/A).

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

(b) - Reports on Form 8-K

The Company filed a Current Report on Form 8-K on August 30, 2006 regarding the amendment to the payment schedule with 21st Century Airships, Inc.

The Company filed a Current Report on Form 8-K on September 15, 2006 regarding the Advance Agreement dated September 11, 2006 on the proceeds they were entitled to under a March 14, 2006 Securities Purchase Agreement and the repricing and extension of the warrants under the April 1, 2005 Securities Purchase Agreement..

The Company filed a Current Report on Form 8-K on October 10, 2006 regarding the resell agreement for CyberBugTM product line with National Security Associates, Inc., ("NSA").

The Company filed a Current Report on Form 8-K on October 26, 2006 regarding the amendment to the payment schedule with 21st Century Airships, Inc.

The Company filed a Current Report on Form 8-K/A on October 26, 2006 regarding the amendment to the payment schedule with 21st Century Airships, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CYBER DEFENSE SYSTEMS, INC.

                                                  November 20, 2006

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