Form 10KSB/A
period 2005-12-31
CYBER DEFENSE SYSTEMS INC
filed 2007-02-07
CIK 1118480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB/A. |X| Yes |_| No

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes |_| No |X|

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

Transitional Small Business Disclosure Format (Check one): Yes |_|; No |X|

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

                                     PART II

Item 5. Market for Common Equity and Related Stockholder

Matters..................................................................... 11
Item 6. Management's Discussion and Analysis of Financial Condition
        or Plan of Operations............................................... 13
Item 7. Financial Statements ............................................... 17
Item 8. Changes in and Disagreements With Accountants on
        Accounting and Financial Disclosure ................................ 17
Item 8A. Controls and Procedures ........................................... 18
Item 8B. Other Information ................................................. 18

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

Forward Looking Statements

The Company is including the following cautionary statement in this Annual Report of Form 10-KSB/A to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by the Company's competitors, changes to regulatory requirements relating to DoD approvals, capital needs to fund any delays or extensions of development programs, delays in the manufacture of new and existing products by the Company or third party contractors, the loss of any key employees, the outcome of existing litigations, delays in obtaining federal, state or local regulatory clearance for new installations and operations, changes in governmental regulations, and availability of capital on terms satisfactory to the Company. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

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

ITEM 8B. OTHER INFORMATION

NONE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

As of April 17, 2006, the Directors and executive officers of the Company are presented below.

NAME                                 AGE   TITLE

William C. Robinson                  50    Chairman, CEO
David Barnes                         63    CFO
James Alman                          45    Vice President and Director
Keith Vierela                        43    Director and Chief Operating Officer
Joseph A. Grace, Jr.                 47    Director
Frank Lively                         70    Director
Mike Lawson                          49    Director
Marinko Vekovic                      52    Director
Stephen I. Johnson RADM USN (ret.)   58    Director

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

10.23 $2,000,000 Form of Subscription Agreement dated November 4, 2005 by and between the Company and Equipment Depot Inc. (incorporated by reference to Exhibit 10.23 filed with the November 2005 on Form 8-K).

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of February, 2007.

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


        Signature                                                     Title                                   Date
        ---------                                                     -----                                   ----
   /s/ William C. Robinson                                  Chairman, Chief Executive Officer,           February 7, 2007
   -----------------------                                  Principal Executive Officer
   William C. Robinson

   /s/ David M. Barnes                                      Chief Financial Officer                      February 7, 2007
   --------------------------------------
   David M. Barnes

   /s/ Stephen I. Johnson RADM USN (ret.)                   Director                                     February 7, 2007
   --------------------------------------
   Stephen I. Johnson RADM USN (ret.)

   /s/ Joseph A. Grace, Jr.                                 Director                                     February 7, 2007
   --------------------------------------
   Joseph A. Grace, Jr.

   /s/ Marinko Vekovic                                      Director                                     February 7, 2007
   --------------------------------------
   Marinko Vekovic

   /s/ Frank Lively                                         Director                                     February 7, 2007
   --------------------------------------
   Frank Lively

   /s/ Mike Lawson                                          Director                                     February 7, 2007
   --------------------------------------
   Mike Lawson


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

The accompanying notes are an integral part of these consolidated financial statements


                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                   DECEMBER 31, 2003 THROUGH DECEMBER 31, 2005


                                  Class A            Class B         Class C                  Accumulated
                               Common Stock       Common Stock    Common Stock                   Other     Additional    Total
                           -------------------  --------------  --------------  Accumulated  Comprehensive  Paid-in    Stockholders'
                             Shares    Amount   Shares  Amount  Shares  Amount    Deficit         Loss       Capital     Deficit
                           ---------- --------  ------- ------  ------  ------  -----------  ------------- ---------- -------------
Balance at
December 31, 2003          18,750,000 $ 18,750       --     --      --      --  $  (476,705)      $(6,540)              $  (464,495)

Issuance of 2 Class
C Common Shares in
exchange for on
Alert Shares                                                         2      --

Issuance of 150,000
Class B Common shares
in exchange for note
payable conversion                              150,000    150                                                                  150

Issuance of 6,750,000
Class A common shares
for conversion of
Note payable                6,750,000    6,750                                                                398,322       405,072

Stock Option
Compensation                                                                                                   63,440        63,440

Issuance of 421,562
Class A common
shares pursuant to
the acquisition of
E-City Software               421,562      421                                                                                  421

Net loss for the year                                                              (420,653)                               (420,653)

Currency translation
adjustments                                                                                          (524)                     (524)
                                                                                            -------------                ----------
Comprehensive
loss                                                                                                                       (421,177)
                                                                                                                         ----------
Balance at                 ---------- --------  ------- ------  ------  ------  -----------  ------------  ----------    ----------
December 31, 2004          25,921,562 $ 25,921  150,000 $  150       2  $   --  $  (897,358) $     (7,064)  $ 461,762    $ (416,589)
                           ---------- --------  ------- ------  ------  ------  -----------  ------------  ----------    ----------
Class A common shares
 Issued for services        1,101,017    1,101                                                                667,648       668,749

Class A and B shares
 issued for acquisitions   24,726,923   24,728  395,455    395                                              9,918,754     9,943,877

Class A shares issued
 to convert notes payable   4,858,000    4,858                                                              1,494,659     1,499,517

Exercise of stock options      88,000       88                                                                  5,121         5,209

Conversions of derivative
   securities                                                                                               1,746,053     1,756,053

Issuance of shares for
 cash                         217,391      217                                                                249,783       250,000

Stock option
compensation                                                                                                  101,186       101,186

Net loss for the year                                                           (15,579,024)                            (15,579,024)

Currency translation
 adjustment                                                                                         7,064                     7,064
                                                                                             ------------               -----------
Comprehensive
loss                                                                                                                    (15,571,960)
                                                                                                                        -----------
Balance at                 ---------- --------  ------- ------  ------  ------  -----------  ------------  ----------   -----------
December 31, 2005          56,912,893 $ 56,913  545,455 $  545       2      --  $(16,476,382)         --  $14,644,966   $(1,773,958)
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

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Through March 31, 2006 Frank Lively advanced $13,056 to the Company for working capital.

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
                                                                       ============

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Notes described above contain embedded derivatives in the form of the Warrants and the beneficial conversion feature. The Warrants were valued at $11,046,200 on the dates of issuance and was recorded as a derivative liability. An aggregate of $1,104,620 was recognized as loan costs and $9,941,950 was recognized as a derivative valuation loss on issuance of the warrants. The beneficial conversion feature was valued at $7,313,576, which was recorded as a derivative liability. An aggregate of $4,000,000 was allocated to discounts on the individual notes, representing 100% of the face value of the notes, with the remaining $3,313,576 recognized as a derivative valuation loss.

The Company valued the derivatives using the Black Scholes method. There are multiple methods of valuation available and the choice of any individual method may result in significant valuation variances. An analysis of the individual tranches issued during fiscal 2005 and the significant assumptions used to value the warrants and the beneficial conversion feature are contained in the following table:

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                           Tranche 1      Tranche 2       Tranche 3        Total
                                                           ---------      ---------       ---------        -----
Issue date                                                    4/1/2005      5/25/2005       8/3/2005
Aggregate note amounts                                     $ 1,500,000    $ 1,300,000    $ 1,200,000    $ 4,000,000
Conversion price on issue dates                            $      1.95    $      1.69    $     0.966
Term of notes at issuance                                      3 years        3 years        3 years
Shares issuable upon conversion                                769,231        769,231      1,242,236
Warrants issued                                              1,650,000      1,430,000      1,320,000      4,400,000
Exercise price of warrants                                 $      4.25    $      4.25    $      4.25
Term of warrants at issuance                                   5 years        5 years        5 years
Market Price on issue dates                                $      3.60    $      2.75    $      2.10
Risk free interest rate on issuance date                         3.90%          3.68%          4.07%
Volatility on date of issuance                                 255.05%        240.63%        234.17%
Fair value per share of conversion shares                       3.5321         2.6750         2.0438
Beneficial conversion feature fair value                   $ 2,717,000    $ 2,057,693    $ 2,538,883    $ 7,313,576
Note discount amount                                       $ 1,500,000    $ 1,300,000    $ 1,200,000    $ 4,000,000
Fair value of derivative allocated to beneficial
conversion feature                                         $ 1,217,000    $   757,693    $ 1,338,883    $ 3,313,576
Warrant fair value per share at issuance                   $    3.5000    $    2.6304    $    1.9805
Fair values of warrants at issuance dates                  $ 5,775,000    $ 3,761,472    $ 2,614,260    $12,150,732
Value of warrants allocable to loan costs                  $   525,000    $   341,960    $   237,660    $ 1,104,620
Fair value of derivative related to warrants               $ 5,250,000    $ 3,419,512    $ 2,376,600    $11,046,112
Aggregate fair value allocated to derivative instruments   $ 6,992,000    $ 4,519,165    $ 3,953,143    $14,359,688



On August 10, 2005, AJW converted $500,000 of the Notes for 500,000 Shares of Class A common stock of the Company and through September 30, 2005 an additional $62,300 was converted into 700,000 shares of class A common stock. On October 4, 2005 an additional $6,867 was converted into 58,000 shares of Class A common stock and on October 20, 2005 an additional $13,350 was converted into 150,000 shares of Class A Common Stock. Such conversions were made at a 40% discount to market pursuant to the terms of the Secured Convertible Note agreements. As a result of the conversions, $1,229,053 of the derivative liability was reclassified to additional paid-in capital.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


An analysis of the individual conversions of the AJW Notes during fiscal 2005 and the significant assumptions used to value the beneficial conversion feature recognized upon conversion are contained in the following table:


Conversion date              8/10/2005         9/16/2005         9/22/2005         10/4/2005       10/20/2005          Total
                           ---------------    ------------      ------------     ------------     --------------    ------------
Original proceeds from
note                        $  1,500,000      $  1,500,000      $  1,500,000      $  1,500,000     $  1,500,000
Note amount converted       $    500,000      $     31,150      $     31,150      $     13,350     $      6,867     $    582,517
Principal remaining
after conversion            $  1,000,000      $    968,850      $    937,700      $    924,350     $    917,483
Conversion price                              $      1.000      $      0.089      $      0.089            0.089           0.1184
Term of notes at
December 31, 2005             2.64 years        2.54 years        2.52 years        2.49 years       2.45 years
Shares issued on
conversion                       500,000           350,000           350,000           150,000           58,000
Potential remaining
conversion shares              1,000,000        10,885,955        10,535,955        10,385,955        7,749,015
Common stock price on
conversion date             $       2.00      $       0.40      $       0.23              0.27             0.25
Risk free interest rate             4.18%             4.00%             3.96%             4.22%            4.29%
Volatility on
conversion dates                  232.59%           251.54%           254.69%           254.89%          253.00%
Fair value per share of
conversion shares                 1.9227            0.3923      $      0.219            0.2637           0.2423
Fair value of derivative    $  1,922,700      $  4,270,560      $  2,311,589      $  2,738,776     $  1,877,586
Derivative liability
reclassified to
Additional Paid in
Capital upon conversion     $    961,350      $    137,305      $     76,790      $     39,555     $     14,053     $  1,229,053
Derivative valuation
gain (loss) recognized
on conversion               $    (77,975)     $    (82,271)     $    (21,756)     $      8,910     $     10,875     $   (162,217)


                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The carrying value of these Notes as of December 31, 2005 was $655,358 net of discount. The carrying value will be increased each quarter over the three year period as the accretion of the discount related to the embedded derivatives is recorded until the carrying value equals the face value of $4,000,000 less any amounts converted. As of December 31, 2005, the derivative instruments had a fair value of $10,057,733. An analysis of the valuation of the individual tranches as of December 31, 2005 and the significant assumptions used to value the warrants and the beneficial conversion feature are contained in the following table:



                                                    Tranche 1           Tranche 2             Tranche 3            Total
                                                  --------------       ------------         -------------      --------------
Revaluation date                                      12/31/2005           12/31/2005           12/31/2005
Aggregate note amounts                           $       917,691      $     1,300,000      $     1,200,000      $ 3,417,691
Conversion price                                 $         0.156      $         0.156      $         0.156
Remaining term of notes                               2.25 years            2.4 years            2.6 years
Shares issuable upon conversion                        5,957,684            8,333,333            7,692,308
Warrants outstanding                                   1,650,000            1,430,000            1,320,000        4,400,000
Exercise price of warrants                       $          4.25      $          4.25      $          4.25
Remaining term of warrants                            4.25 years            4.4 years            4.6 years
Common stock price                               $          0.40      $          0.40      $          0.40
Risk free interest rate                                     4.37%                4.37%                4.37%
Volatility                                                252.54%              252.54%              252.54%
Fair value per share of conversion shares                 0.3867               0.3883               0.3903
Beneficial conversion feature fair value         $     2,303,836      $     3,235,833      $     3,002,308      $ 8,541,977
Warrant fair value per share                     $        0.3367      $        0.3447      $        0.3540
Fair value of derivative related to warrants     $       555,555      $       492,921      $       467,280      $ 1,515,756
Fair value of derivative related to
  beneficial conversion feature                  $     2,303,836      $     3,235,833      $     3,002,308      $ 8,541,977
                                                 ---------------      ---------------      ---------------      -----------
Aggregate fair value of derivative
instruments                                      $     2,859,391      $     3,728,754      $     3,469,588      $10,057,733
                                                 ===============      ===============      ===============      ===========





The derivative valuation loss reported in the accompanying consolidated statements of operations results from the revaluation to fair value of the beneficial conversion feature and attached warrants associated with the above notes. As the fair value of the derivative changes, a gain or a loss is recognized. The components of the derivative valuation loss for the year ended
December 31, 2005 and 2004 consisted of the following:


                                                                       Year ended         Year ended
                                                                      December 31,       December 31,
                                                                          2005               2004
                                                                    -----------------   -----------------
Derivative valuation loss on issuance of notes - AJW                    $ (3,313,576)     $         --

Derivative valuation loss on issuance of warrants -AJW                   (11,046,112)               --

Derivative valuation loss on conversions of debt - AJW                      (162,217)               --

Derivative valuation gain - warrant revaluation - AJW                      9,530,348                --

Derivative valuation loss - beneficial conversion revaluation - AJW       (1,190,609)               --
                                                                        ------------      ------------
Total derivative valuation loss                                         $ (6,182,166)     $         --
                                                                        ============      ============

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to year end on March 15, 2006, the Company entered into a Securities Purchase Agreement, dated as of March 14, 2006 with whereby the Company authorized the sale of an aggregate of $2,000,000 of 6% Callable Secured Convertible Notes and warrants to purchase 2,000,000 shares of common stock for a total offering price of $2,000,000. The $2,000,000 is to be funded in three tranches ($1,000,000 on March 15, 2006, $500,000 upon filing the Registration Statement and $500,000 upon effectiveness of the Registration Statement). The Notes are convertible into common stock of the Company at a 50% discount to market pursuant to the terms of the Secured Convertible Note agreements. In connection with the offering, the Company will issue an aggregate of 2,000,000 warrants to purchase Class A common stock at a price of $1.25 per share. The warrants are exercisable for a period of five years from the date of issuance.

The conversion of the Notes is subject to an effective Registration Statement. The Notes are secured by all of the Company's assets, except for its accounts receivable and proceeds of inventory. In addition, the lenders have agreed to subordinate to an institutional lender. On March 15, 2006 the Company received $1,000,000 and issued warrants for 1,100,000 shares of common stock valued at $542,190 on the date of issuance which will be recorded as a derivative liability. An aggregate of $49,290 will be recognized as loan costs and $492,900 will be recognized as a derivative valuation loss on issuance of the warrants. The beneficial conversion feature was valued at $2,599,655 which will be recorded as a derivative liability. An aggregate of $1,000,000 was allocated to discounts on the individual notes, representing 100% of the face value of the notes, with the remaining $1,599,655 to be recognized as a derivative valuation loss. These transactions related to this issuance will be recorded in the first quarter of fiscal 2006.

An analysis of the March 14, 2006 issuance and the significant assumptions used to value the warrants and the beneficial conversion feature are contained in the following table:


                                                      March 14,
                                                        2006
                                                      Agreement
                                                      Tranche 1
                                                   --------------
Aggregate note amounts                               $1,000,000
Conversion price                                     $     0.19
Term of notes                                           3 years
Shares issuable upon conversion                       5,172,414
Warrants issued                                       1,100,000
Exercise price of warrants                           $     1.25
Term of warrants                                        5 years
Common stock price on issue date                     $     0.51
Risk free interest rate on issuance date                   4.00%
Volatility on date of issuance                           261.79%
Fair value per share of conversion shares                0.5026
Beneficial conversion feature fair value             $2,599,655
Note discount amount                                 $1,000,000
Warrant fair value per share at issuance             $   0.4929
Fair values of warrants at issuance dates            $  542,190
Value of warrants allocable to loan costs            $   49,290
Fair value of derivative related to warrants         $  492,900
Fair value of derivative allocated to beneficial
conversion feature                                   $1,599,655
Aggregate fair value allocated to derivative
instruments                                          $2,141,845

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

The following table reflects amounts credited to additional paid-in capital upon the conversion of notes payable with beneficial conversion features to common stock:

                                                                                           December 31
                                                                                   -------------------------
                                                                                      2005           2004
                                                                                   ----------     ----------
Beneficial conversion feature associated with notes payable issued to:
  Bedlington Securities                                                            $  250,000             --
  Guy Stewart                                                                         150,000             --
  Joe Theisman (Note 7)                                                               117,000             --

Beneficial conversion feature associated with convertible notes payable to AJW
  Partners, et al reclassified as additional paid-in capital
  upon conversion of notes payable                                                  1,229,053             --
                                                                                   ----------     ----------


Total beneficial conversion of derivative securities                               $1,746,053     $       --
                                                                                   ==========     ==========


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

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The Note payable to Mayo Hadden, was assumed as part of the acquisition of TSI. The note originally was due on December 31, 2005. On December 31, 2005, in exchange for the original note and all related accrued interest aggregating $331,250, the Company issued Promissory Notes bearing interest at a rate of 10% per annum. The note is convertible into the Company's Class A common stock at a price of $0.30 per share and are due on February 25, 2007. The note is callable in the event the Company obtains in excess of a minimum of $7,000,000 that is raised in any type of financing.

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

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                           December 31,        December 31,
                                                                                              2005                 2004
                                                                                           ------------        ------------
Current - Unrelated parties

Note payable - Quebec, Inc. - interest accrued at 24% and the note
was due upon sale of securities held as collateral......................                   $         --        $    242,216

Note payable - 21st Century Airship, Inc. - interest accrues at 12%
per annum. The Note was due on August 24, 2005 and is in default at
December 31, 2005, paid in full in March, 2006..........................                        144,844

Convertible Note payable - Mayo Hadden, unsecured, interest accrues
at 10.0% per annum due February 25, 2007................................                        331,250                  --

Convertible Notes payable C.M.G. Tech., interest accrues at 10% per
annum due February 25, 2007 ............................................                        822,094                  --

Note payable Charles McClure, secured by an airship, interest accrues
at 25.0% per annum and is due December 31, 2005, currently in default...                        250,000                  --

Demand  Notes to Vendors - unsecured, interest accrues at 12% per
annum due in 4 equal payments from March 5, 2006 to June 5, 2006........                        154,887                  --

Commercial Promissory Note, - Equipment Depot, Inc., interest at 9.0%
per annum, secured, due June 19, 2006...................................                         25,000                  --

                                                                                           ------------        ------------
                                                                                            $ 1,728,075        $    242,216

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

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - NOTES PAYABLE - RELATED PARTIES

During the year ended December 31, 2005, Cherokee converted a $600,000 portion of their debt to Class A common shares at the rate of $0.20 per share into 3,000,000 Class A common shares. The conversion rate was determined based on the fair value of the common stock on the date of the note of September 16, 2005 of $0.18 per share. On August 12, 2005 Cherokee agreed to extend their note and, as additional consideration for extending the due date of the loans, the Company issued 73,553 shares of its Class A common stock valued at $102,974 to Cherokee based on the bid price as of that date. The Company recorded the value of the shares as additional interest expense related to the note. In addition, on December 31, 2005 the Company issued a Convertible Promissory Note in the amount of $312,255 to Cherokee which replaced the two notes outstanding at December 31, 2004. The new note bears interest at the rate of 12%, is unsecured and convertible into the Company's Class A common stock at a price of $0.30 per share. The conversion price approximated the market price on the date of the note. The notes are due on December 31, 2007.

During the year ended December 31, 2005, Proxity loaned the Company funds to be used for working capital purposes which were payable on demand. On August 12, 2005 Proxity agreed to extend their note and, as additional consideration for extending the due date of the loans, the Company issued 25,000 shares of its Class A common stock valued at $35,000 to Cherokee based on the bid price as of that date. The Company recorded the value of the shares as additional interest expense related to the note. The Company issued Proxity a Convertible Promissory
Note in the amount of $351,600 on December 31, 2005. The note bears interest at the rate of 12%, is unsecured and convertible into the Company's Class A common stock at a price of $0.30 per share. The conversion price approximated the market price on the date of the note. The note is due on December 31, 2007.

During the year ended December 31, 2005, Billy Robinson loaned the Company funds to be used for working capital purposes which were payable on demand. On August 12, 2005 Mr. Robinson agreed to extend their note and, as additional consideration for extending the due date of the loans, the Company issued 20,465 shares of its Class A common stock valued at $28,631 to Mr. Robinson based on the bid price as of that date. The Company recorded the value of the shares as additional interest expense related to the note. The Company issued Mr. Robinson a Convertible Promissory Note in the amount of $460,851 on December 31, 2005. The note bears interest at the rate of 12%, is unsecured and convertible into the Company's Class A common stock at a price of $0.30 per share. The conversion price approximated the market price on the date of the note. The note is due on December 31, 2007.

 During the year ended December 31, 2005, Jim Alman converted $50,000 of the balance of his loan at December 31, 2004 to Class A common shares at the rate of $0.20 per share and received 250,000 Class A common shares. The conversion rate was determined based on the fair value of the common stock on the date of the note of September 16, 2005 of $0.18 per share. In addition, the Company issued a Convertible Promissory Note to Mr. Alman in the amount of $50,000.The note bears interest at the rate of 12%, is unsecured and convertible into the Company's Class A common stock at a price of $0.30 per share. The conversion price approximated the market price on the date of the note. The note is due on December 31, 2007.

At December 31, 2005 the Company issued Convertible Promissory Notes aggregating $263,266 to four executive employees of the Company in lieu of deferred salaries. The notes bear interest at the rate of 12%, are unsecured and convertible into the Company's Class A common stock at a price of $0.30 per share. The conversion price approximated the market price on the date of the note. The notes are due on December 31, 2007.

At December 31, 2005 the Company issued Convertible Promissory Notes aggregating $124,343 to Frank Lively, a director of the Company in lieu of deferred salaries and for working capital advances made to the Company. The notes were subject to a 10% loan transaction fee and bear interest at the rate of 12%, are unsecured and convertible into the Company's Class A common stock at a price of $0.30 per share. The conversion price approximated the market price on the date of the note. The notes are due on December 31, 2007.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 10, 2004 the Company entered into a loan transaction for $110,000 pursuant to which a promissory note was issued to Joe Theisman, a shareholder and a Company spokesperson. Interest accrued on the note at the rate of 18% per annum. The repayment terms were amended and added unpaid accrued interest of $6,000 to the note and a beneficial conversion feature, allowing Mr. Theismann to convert the principal into common stock at $1.17 per share. The proceeds of the note were allocated between the fair value of the beneficial conversion feature and to the note payable based upon their relative fair values. This resulted in a discount on the note of $117,000, which was recorded as additional paid in capital. Such note was converted into 100,000 common shares and the discount of $117,000 was recorded as interest expense.


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
                                                                                 ==========     ==========

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8  - SALE OF AIRSHIP

During the year ended December 31, 2004 the Company purchased an airship for $2,200,000 and exclusive marketing rights for the manufacture of airships for $500,000 from TSI prior to TSI being acquired by Cyber. Cyber and TSI amended the agreement to allow TSI to sell the Airship to Sierra Nevada for $2,700,000, and in turn, Cyber would be designated the seller of the Airship. In accordance with EITF 99-19, the Company determined that due to the following factors, the Company recognized revenue on the transaction on a gross basis:

o Cyber was the primary obligor to the customer

o The Company had latitude in establishing price with the customer

o Cyber had general inventory risk, as they provided funding for production

o The Company bore credit risk in the transaction with the customer

o Cyber had physical inventory loss risk

As a result of the above, Cyber recognized the $2,700,000 of revenue for this transaction on a gross basis for the year ended December 31, 2004. A total of $500,000 was recognized as gross profit on the transaction, representing the difference between Cyber's cost of $2,200,000 and the $2,700,000 purchase price by Sierra Nevada.

The $500,000 exclusive marketing rights were originally capitalized and amortized over their original useful life of 7 years. For the years ended December 31, 2005 and 2004 a total of $62,496 and $65,971, respectively, of amortization expense was recognized. On September 19, 2005 the Company acquired TSI and the marketing rights were subsequently eliminated.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

NOTE 10 - STOCKHOLDERS' DEFICIT

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

NOTE 11 - INCOME TAXES

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

NOTE 12 - STOCK OPTIONS AND RESTRICTED STOCK AWARDS

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

NOTE 13 - SUBSEQUENT EVENTS (unaudited)

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

On January 15, 2006 the Company issued a Convertible Promissory Note to James Gardiner in the amount of $90,000 in exchange for cash of $82,000 and loan fees of $8,000. The note bears interest at the rate of 12%, is unsecured and convertible into the Company's Class A common stock at a price of $0.30 per share. The note is due on December 31, 2007 and provides for acceleration of payment from amounts in excess of a minimum of $7,000,000 that are raised in any type of financing on a pro rata basis.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On the date of issuance, the Company's common stock was valued at $0.45 per share. The note contains an embedded derivative in the form of the beneficial conversion feature on the date of issuance. As a result, the Company valued the embedded derivative using the Black Scholes method at $127,050, representing an estimated market value of $0.4235 per share for the 300,000 shares issuable upon conversion of the note using the following assumptions:

                      Share Price                $0.45
                      Conversion Price           $0.30
                      Remaining life of note     1.96 years
                      Volatility                 253.8%
                      Risk free interest rate    4.39%

The Company will recognize a discount for the $90,000 face amount of the note in the first quarter of 2007. The discount will be amortized over the life of the note of 1.96 years. In addition, the Company will recognize a liability for the fair value of the derivative and the excess of the fair value of the derivative over the face value of the note as a derivative valuation loss on issuance in the amount of $37,050 in the first quarter of 2006.

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