Form 10QSB/A
period 2006-03-31
CYBER DEFENSE SYSTEMS INC
filed 2007-02-07
CIK 1118480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                  FORM 10-QSB/A

                  For the Quarterly Period Ended March 31, 2006

                        Commission File Number: 333-46424

                           CYBER DEFENSE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                   FLORIDA                             55-0610380
     ---------------------------------           ---------------------
     (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)             Identification No.)

    10901 ROOSEVELT BOULEVARD, SUITE 100D
           ST. PETERSBURG, FLORIDA 33716
    --------------------------------------             ------------
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
                                                              ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


      THREE MONTHS ENDED
            MARCH 31,

                                              2006             2005
                                              ----             ----

Revenues                                 $    165,671        $         --

Cost of revenues                         $     80,541        $         --
                                         ------------        ------------

Gross profit                             $     85,130        $         --

Expenses:
Research and development                       28,386                  --
General and administrative                  1,953,752             561,628
Impairment of goodwill                             --           4,577,069
                                         ------------        ------------
Total expenses                              1,982,138           5,138,697

Loss from operations                       (1,897,008)         (5,138,697)

Other expense
Interest expense                             (522,901)           (552,450)
Derivative valuation loss                    (990,471)                 --
                                         ------------        ------------
Other expense                              (1,513,372)           (552,450)
                                         ------------        ------------

Net loss before income tax                 (3,410,380)         (5,691,147)
                                         ------------        ------------

Income tax benefit                            217,325                  --
                                         ------------        ------------

Net loss                                 $ (3,193,055)       $ (5,691,147)
                                         ============        ============

Basic and diluted loss per share         $      (0.06)       $      (0.22)
                                         ============        ============
Weighted average number of Class A
 common shares outstanding                 56,912,893          25,921,562
                                         ============        ============

The accompanying notes are an integral part of these condensed consolidated financial statements

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

      THREE MONTHS ENDED
            MARCH 31,

                                                         2006         2005
                                                         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                         $(3,193,055)   $(5,691,147)
   Adjustments to reconcile net loss to net
   cash from operating activities:
     Interest expense on beneficial conversion ..            --        517,000
     Loan discount accretion                            313,915             --
     Stock option compensation                          633,695             --
     Income tax benefit                                (217,325)            --
     Impairment of goodwill                                  --      4,577,069
     Issuance of warrant for services                    66,144             --
     Issuance of stock for services                          --        244,124
     Depreciation and amortization                      345,806         34,009
     Derivative valuation loss                          990,471             --
   Changes in assets and liabilities:
    Accounts receivable                                 154,246             --
    Inventories                                         (19,367)      (383,679)
    Prepaid interest                                     32,580             --
    Accounts payable and accrued liabilities             81,927        302,945
    Accrued interest                                    138,648             --
    Deferred revenue                                     (8,333)            --
                                                    -----------    -----------
NET CASH FROM OPERATING ACTIVITIES                     (680,648)      (399,679)
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES

   Change in related party receivables/payables .            --        (16,267)
   Purchase of equipment                                 (1,635)            --
                                                    -----------    -----------
NET CASH FROM INVESTING ACTIVITIES                       (1,635)       (16,267)
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                        1,082,000             --
   Principal payments on notes payable                 (193,566)            --
   Payments on loan costs                               (85,000)            --
   Proceeds from notes payable, related parties .        87,466             --
   Principal payments on notes payable
    related parties                                          --        (34,900)
   Payments on assumed debt                                  --         (4,000)
   Issuance of common stock                                  --        250,000
                                                    -----------    -----------
NET CASH FROM FINANCING ACTIVITIES                      890,900        211,100
                                                    -----------    -----------
Net (decrease) increase in cash                         208,617       (204,846)
Cash and cash equivalents, beginning                        476        206,270
                                                    -----------    -----------
Cash and cash equivalents, ending                   $   209,093    $     1,424
                                                    ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

      THREE MONTHS ENDED
            MARCH 31,

                                                         2006         2005
                                                         ----         ----

Supplemental disclosure of cash flow information:

Cash paid for interest                              $   19,235   $    7,000
Cash paid for income taxes                                  --           --

Supplemental disclosure of non-cash investing and financing information:

Common Stock issued for debt                                --      117,000
Common Stock issued for shares of Cyber Aerospace           --    4,603,650

                                                    ----------   ----------


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

Basis of Presentation -- The unaudited financial statements included in this Form 10-QSB/A have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB/A and Item 310(b) of Regulation SB of the Securities and Exchange Act of 1934, as amended. The financial information furnished herein reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented.

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

NOTE 4- NOTES PAYABLE

On March 15, 2006, the Company entered into a Securities Purchase Agreement, dated as of March 14, 2006 with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLC ("AJW") whereby the Company authorized the sale of an aggregate of $2,000,000 of 6% Callable Secured Convertible Notes and warrants to purchase 2,000,000 shares of common stock for a total offering price of $2,000,000. The $2,000,000 is to be funded in three tranches ($1,000,000 on March 15, 2006, $500,000 upon filing a Registration Statement and $500,000 upon effectiveness of the Registration Statement). The conversion price is the lesser of $3.00 or 50% of the average of the lowest three intra-day trading prices for the Company's common stock during the 20 trading days immediately preceding the conversion date. The warrants to purchase Class A common stock are priced at $1.25 per share. The warrants are exercisable for a period of five years from the date of issuance. In connection with the sale, the Company also entered into a Registration Rights Agreement with AJW, requiring it to file a registration statement with the Securities and Exchange Commission registering the shares of common stock issuable upon conversion of the Notes and exercise of the Warrants. The Notes are secured by all of the Company's assets, except for its accounts receivable and proceeds of inventory. In addition, the lenders have agreed to subordinate to an institutional lender. On March 15, 2006 the Company received $1,000,000 and issued warrants for 1,100,000 shares of common stock valued at $542,190 on the date of issuance which was recorded as a derivative liability. An aggregate of $49,290 was recognized as loan costs and $492,900 was recognized as a derivative valuation loss on issuance of the warrants. The beneficial conversion feature was valued at $2,599,655 and was recorded as a derivative liability. An aggregate of $1,000,000 was allocated to discounts on the individual notes, representing 100% of the face value of the notes, with the remaining $1,599,655 recognized as a derivative valuation loss.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

An analysis of the March 14, 2006 issuance and the significant assumptions used to value the warrants and the beneficial conversion feature are contained in the following table:

                                                     March 14,
                                                       2006
                                                     Agreement
                                                     Tranche 1
                                                    -----------

     Issue date                                      3/14/2006
     Aggregate note amounts                         $1,000,000


     Conversion price                               $     0.19
     Term of notes                                     3 years

     Shares issuable upon conversion                 5,172,414

     Warrants issued                                 1,100,000


     Exercise price of warrants                     $     1.25
     Term of warrants at issuance                      5 years


     Market Price on issue dates                    $     0.51
     Risk free interest rate                              4.00%
     Volatility on date of issuance                     261.79%

     Fair value per share of conversion shares          0.5026

     Beneficial conversion feature fair value       $2,599,655

     Note discount amount                           $1,000,000

     Warrant fair value per share                   $   0.4929

     Fair values of warrants                        $  542,190

     Value of warrants allocable to loan costs      $   49,290

     Fair value of derivative related to warrants   $  492,900
     Fair value of derivative allocated to
     beneficial

     conversion feature                             $1,599,655
                                                    ----------
     Aggregate fair value allocated to derivative
     instruments                                    $2,141,845

The Company incurred loan costs totaling $134,290 which consisted of fees paid in cash of $85,000 and a warrant to purchase 100,000 shares of Class A common stock as described above valued at $49,290 which will be amortized over the three year term of the notes.

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

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

As of March 31, 2006, the derivative instruments had a fair value of $11,620,086. An analysis of the valuation of the individual tranches as of March 31, 2006 and the significant assumptions used to value the warrants and the beneficial conversion feature are contained in the following table:

                                                April 1, 2005    April 1, 2005     April 1, 2005     March 14, 2006
                                                  Agreement        Agreement         Agreement          Agreement
                                                  Tranche 1        Tranche 2         Tranche 3          Tranche 1         Total
                                                --------------   --------------    -------------    ----------------   ------------
Revaluation date                                   3/31/2006        3/31/2006        3/31/2006         3/31/2006
Aggregate note amounts                          $      917,692   $    1,300,000    $   1,200,000    $     1,000,000    $  4,417,692
Conversion price                                $        0.268   $        0.268    $       0.268    $         0.223
Remaining term of notes                              2.0 years       2.15 years       2.35 years         2.95 years
Shares issuable upon conversion                      3,423,446        4,850,746        4,477,612          4,477,612
Warrants outstanding                                 1,650,000        1,430,000        1,320,000          1,100,000       5,500,000
Exercise price of warrants                      $         4.25   $         4.25    $        4.25    $          1.25
Remaining term of warrants                           4.0 years       4.15 years       4.35 years         4.95 years
Common stock price                              $         0.53   $         0.53    $        0.53    $          0.53
Risk free interest rate                                   4.82%            4.82%            4.82%              4.82%
Volatility                                              247.96%          247.96%          247.96%            247.96%
Fair value per share of conversion shares               0.5020           0.5055           0.5099             0.5185
Beneficial conversion feature fair value        $    1,718,570   $    2,452,052    $   2,283,134    $     2,321,642    $  8,775,398
Warrant fair value per share                    $       0.5131   $       0.5151    $      0.5175    $        0.5258
Fair value of derivative related to warrants    $      846,615   $      736,593    $     683,100    $       578,380    $  2,844,688
Fair value of derivative related to
    beneficial conversion feature               $    1,718,570   $    2,452,052    $   2,283,134    $     2,321,642    $  8,775,398
                                                --------------   --------------    -------------    ---------------    ------------
Aggregate fair value of derivative instruments  $    2,565,185   $    3,188,645    $   2,966,234    $     2,900,022    $ 11,620,086
                                                ==============   ==============    =============    ===============    ============

The derivative liability is comprised of the following as of March 31, 2006 and December 31, 2005:

                                             March 31, 2006   December 31, 2005
                                             --------------   -----------------
Beneficial conversion features related to:
AJW Notes                                    $    2,844,688   $       1,515,756
AJW Warrants                                      8,775,398           8,541,977
James Gardiner Note (See below)                     147,570                  --
William Robinson Note (See Note 5)                  926,720                  --
Frank Lively Note (See Note 5)                      149,457                  --
                                             --------------   -----------------
Total derivative liability                   $   12,843,833   $      10,057,733
                                             ==============   =================

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

As of December 31, 2005, the derivative instruments had a fair value of $10,057,733. An analysis of the valuation of the individual tranches as of December 31, 2005 and the significant assumptions used to value the warrants and the beneficial conversion feature are contained in the following table:

                                                      Tranche 1       Tranche 2          Tranche 3       Total
                                                    --------------   -------------     -----------   --------------
Valuation date                                         12/31/2005      12/31/2005       12/31/2005
Aggregate note amounts                               $     917,691    $  1,300,000     $ 1,200,000   $   3,417,691
Conversion price                                     $       0.156    $      0.156     $     0.156
Term of notes                                           2.25 years       2.4 years       2.6 years
Shares issuable upon conversion                          5,957,684       8,333,333       7,692,308
Warrants outstanding                                     1,650,000       1,430,000       1,320,000       4,400,000
Exercise price of warrants                           $        4.25    $       4.25     $      4.25
Term of warrants                                        4.25 years       4.4 years       4.6 years
Stock Price                                          $        0.40    $       0.40     $      0.40
Risk free interest rate                                       4.37%           4.37%           4.37%
Volatility                                                  252.54%         252.54%         252.54%
Fair value per share of conversion shares                   0.3867          0.3883          0.3903
Beneficial conversion feature fair value             $   2,303,836    $  3,235,833     $ 3,002,308   $   8,541,977
Warrant fair value per share                         $      0.3367    $     0.3447     $    0.3540
Fair value of derivative related to warrants         $     555,555    $    492,921     $   467,280   $   1,515,756
Fair value of derivative related to
    beneficial conversion feature                    $   2,303,836    $  3,235,833     $ 3,002,308   $   8,541,977
                                                    ---------------   -------------    ------------  --------------
Aggregate fair value of derivative instruments       $   2,859,391    $  3,728,754     $ 3,469,588   $  10,057,733
                                                    ===============   =============    ============  ==============

The derivative valuation loss reported in the accompanying consolidated statement of operations results from the revaluation to fair value of the beneficial conversion feature and attached warrants associated with the above referenced notes to AJW and the derivative valuation loss related to the change in valuation of the beneficial conversion features related to notes issued to James Gardiner (see below), William Robinson and Frank Lively (See note 7). As the fair value of the derivatives change, a gain or a loss is recognized. The components of the derivative valuation loss for the three months ended March 31, 2006 and 2005 consists of the following:

                                                                    3 months       3 months
                                                                      ended          ended
                                                                    March 31,      March 31,
                                                                      2006           2005
                                                                  -----------    ----------
Derivative valuation loss on issuance of notes - AJW              $(1,599,655)   $       --

Derivative valuation loss on issuance of warrants -AJW               (492,900)           --

Derivative valuation loss on issuance of note James Gardiner          (37,050)           --

Derivative valuation loss on issuance of note- William Robinson      (361,532)           --

Derivative valuation loss on issuance of notes - Frank Lively         (58,306)           --
Derivative valuation loss - revaluation at March 31, 2006 James
Gardiner                                                              (20,520)           --

Derivative valuation loss - warrant revaluation AJW                  (786,742)           --
Derivative valuation gain - beneficial conversion revaluation -
AJW                                                                 2,366,234            --
                                                                  -----------    ----------
Total derivative valuation loss                                   $  (990,471)   $       --
                                                                  ===========    ==========

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

On January 15, 2006 the Company issued an unsecured note to James Gardiner in the amount of $90,000 in exchange for cash of $82,000 and fees of $8,000. The note is due December 31, 2007, is unsecured and bears interest at the rate of 12% and is convertible into Class A common stock at $0.30 per share at any time. The note contains a beneficial conversion feature due to the conversion price of $0.30 being lower than the market price of $0.53 on the date of issuance. The beneficial conversion feature was valued at $127,050 using the Black Scholes method on the date of issuance, and was recorded as a derivative liability on the date of issuance. The Company allocated $90,000 of the beneficial conversion feature as a discount on the note, which will accrete over the life of the note. The carrying value of the note as of March 31, 2006 was $9,500 and is recorded in Notes Payable - Unrelated parties in the accompanying balance sheet as of March 31, 2006. As of March 31, 2006, the derivative liability was valued at $147,570, which resulted in an additional $20,520 of derivative valuation loss recorded in the three month period ended March 31, 2006.

An analysis of the valuation of the beneficial conversion feature and the significant assumptions used are contained in the following table:

                                                                                   Conversion
                                             Issuance date       Report date          date
Valuation date                             January 15, 2006    March 31, 2006    April 20, 2006
                                           -----------------   ---------------   ---------------
Aggregate note amounts                     $          90,000   $        90,000   $        90,000
Conversion price                           $            0.30   $          0.30   $          0.30
Term of notes                                     1.95 years        1.75 years        1.70 years
Shares issuable/issued upon conversion               300,000           300,000           300,000
Market Price                               $            0.45   $          0.53   $          0.53
Risk free interest rate                                 4.39%             4.80%             4.89%
Volatility on issue date                              253.76%           247.96%           246.20%
Fair value per share of conversion shares             0.4235            0.4919            0.4891
Beneficial conversion feature fair value   $         127,050   $       147,570   $       146,730
Note discount amount                       $          90,000   $        90,000   $        90,000
Fair value of derivative related to
  beneficial conversion feature            $          37,050   $        57,570   $        56,730

On April 20, 2006 the holder converted the note into 300,000 shares of the Company's Class A common stock. The derivative on the date of conversion was valued at $146,730. As a result of the conversion, the Company will recognize a derivative valuation gain of $840 representing the change of the value from the March 31, 2006 valuation date to the date of conversion and will reclassify $146,730 to additional paid in capital and expense the remaining discount on the note in the amount of $85,000 to interest expense. These transactions will be recorded in the quarter ending June 30, 2006.

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

The Company is currently in discussions with Charles McClure to amend his note agreement.

                                                                            March 31,    December 31,
                                                                              2006          2005
                                                                           ----------    ----------
Current - Unrelated parties

Convertible Note payable - Mayo Hadden, unsecured, interest accrues
at 10.0% per annum due February 25, 2007                                    $  331,250   $  331,250

Convertible Notes payable C.M.G. Tech., unsecured, interest accrues
at 10% per annum due February 25, 2007                                         822,094      822,094

Note payable Charles McClure, secured by an airship, interest accrues
at 25.0% per annum and was due December 31, 2005, currently in default .       250,000      250,000

Notes payable to Vendors - unsecured, interest accrues at 12% per
annum due in 4 equal payments from March 5, 2006 to June 5, 2006               106,165      154,887

Commercial Promissory Note, - Equipment Depot, Inc., interest at 9.0%
per annum, secured, due June 19, 2006                                           25,000       25,000

Note payable to vendor - unsecured, interest accrues at 5%
per annum, monthly payments, due August 30, 2006                                88,637           --

Convertible Note payable - James Gardiner, unsecured, interest accrues at
10.0% per annum due February 25, 2007, less discount
of $80,500                                                                       9,500           --

Note payable - 21st Century Airship, Inc. - interest accrues at 12%
per annum. The Note was due on August 24, 2005, paid in full
in March, 2006                                                                      --      144,844

Note payable to vendor - unsecured, interest accrues at 10% per annum due in three monthly installments from March 25, 2006
to May 25, 2006, currently in default                                           57,072           --
                                                                            ----------   ----------
TOTAL CURRENT UNRELATED PARTIES                                             $1,689,718   $1,728,075
                                                                            ==========   ==========

Long-term - unrelated parties

Notes payable - AJW Partners, LLP and affiliates, callable secured convertible notes bearing interest at 8.0% per annum, $917,691 due April
4, 2008; $1,300,000 due May 25, 2008 and $1,200,000 due August 4, 2008
less total discount of $2,481,444
and $2,762,333, respectively                                                   936,247      655,358

Notes payable - AJW Partners, LLP and affiliates, callable secured convertible notes bearing interest at 6.0% per annum,
due March 13, 2009 less total discount of $984,475                              15,525           --


                                                                            ----------   ----------
TOTAL LONG TERM NOTES PAYABLE                                               $  951,772   $  655,358
                                                                            ==========   ==========

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 5 - NOTES PAYABLE - RELATED PARTIES

                                                                          March 31,   December 31,
                                                                            2006         2005
                                                                         ----------   ----------
Convertible Promissory Note - Cherokee Raiders, interest at 12%
per annum, due December 31, 2007, unsecured                                 312,255      312,255

Convertible Promissory Note - Proxity Inc., interest at 12% per annum,
due July 31, 2008, unsecured                                                351,600      351,600

Convertible Promissory Note - William Robinson, interest at 12% per annum, due December 31, 2007, unsecured, net of discount of
$565,188 and $0, respectively                                                    --      460,851

Convertible Promissory Note - Jim Alman - interest at 12% per
annum, due December 31, 2007, unsecured                                      50,000       50,000

Convertible Promissory Notes - four executive employees - interest at
12% per annum, unsecured, due December 31, 2007                             263,266      263,266

Convertible Promissory Notes - Frank Lively - interest at 12% per annum, unsecured, due December 31, 2007 net of discount of
$91,151 and $0, respectively                                                 49,914      124,343
                                                                         ----------   ----------
                                                                         $1,027,035   $1,562,315
                                                                         ==========   ==========

On April 19th, 2006, the Board approved a $1,000,000 line of credit with Mr. Robinson. On April 19, 2006 pursuant to the line of Credit, the Company entered into a convertible variable promissory note in the principal amount as of March 31, 2006 of $565,188 including all related accrued interest. The note bears interest at the rate of 12% per annum, is unsecured and is convertible into Class A common stock at $0.30 per share. The note is due on December 31, 2007. The note contains a beneficial conversion due to the conversion price of $0.30 being lower than the market price of $0.53 on the date of issuance. The beneficial conversion feature was valued at $926,720 on the date of issuance and recorded as a derivative liability. The Company has allocated $565,188 of the beneficial conversion feature as a discount on the note, which represents 100% of the face value of the note, which will accrete over the life of the note. In addition, the Company recognized a derivative valuation loss on the issuance of the note in the amount of $361,533. The carrying value of the note as of March 31, 2006 was $0 and is recorded in Notes Payable - related parties in the accompanying balance sheet as of March 31, 2006.

An analysis of the valuation of the beneficial conversion feature related to Mr. Robinson's note and the significant assumptions used are contained in the following table:

Issuance date                                   March 31, 2006
                                               ------------------
Aggregate note amounts                      $       565,188
Conversion price at March 31, 2006          $          0.30
Term of notes at March 31, 2006                  1.75 years
Shares issuable upon conversion                   1,883,960
Market Price                                $          0.53
Risk free interest rate on issue date                  4.80%
Volatility on issue date                             247.96%
Fair value per share of conversion shares            0.4919
Beneficial conversion feature fair value    $       926,720
Note discount amount                        $       565,188
Fair value of derivative related to
  beneficial conversion feature             $       361,532

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

On April 19, 2006, the Board approved two convertible promissory notes for amounts as of April 17th, 2006, of $83,726 and $13,056, respectively with Frank Lively for cash advanced for working capital plus fees and interest. The notes bear interest at the rate of 12% per annum, is unsecured and is convertible into Class A common stock at $0.30 per share. The notes are due on December 31, 2007. The notes contain a beneficial conversion feature due to the conversion price of $0.30 being lower than the market price of $0.53 on the date of issuance. The beneficial conversion feature was valued at $149,457 on the date of issuance and was recorded as a derivative liability. The Company has allocated $91,151 of the beneficial conversion feature as a discount on the balance of the notes as of March 31, 2006 which will accrete over the life of the notes. In addition, the Company recognized a derivative valuation loss on the issuance of the note in the amount of $58,306. The carrying value of the notes as of March 31, 2006 was $0 and is recorded in Notes Payable - related parties in the accompanying balance sheet as of March 31, 2006.

                                                 Issuance date
                                                March 31, 2006
                                               ------------------
Aggregate note amounts                         $     91,151
Conversion price                               $      0.30
Term of notes                                    1.75 years

Shares issuable upon conversion                     303,837
Stock Price                                    $       0.53
Risk free interest rate                                4.80%
Volatility                                           247.96%

Fair value per share of conversion shares            0.4919
Beneficial conversion feature fair value       $    149,457

                                               $
Note discount amount                           $     91,151
Fair value of derivative related to
  beneficial conversion feature                $     58,306


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

GENERAL

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB/A.

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

On January 15, 2006 the Company issued an unsecured note in the amount of $90,000 in exchange for cash of $82,000 and fees of $8,000. The note is due December 31, 2007, is unsecured and bears interest at the rate of 12% and is convertible into Class A common stock at $0.30 per share at any time. On April 21, 2006, the holder converted the note into 300,000 shares of the Company's Class A common stock. The note contained a beneficial conversion feature that will be recognized as a gain upon conversion of $840 in the quarter ending June 30, 2006. In addition, the derivative liability of $147,540 associated with the note will be reclassified to additional paid in capital.

During the quarter ended March 31, 2006, Mr. Robinson advanced an additional $70,744 to the Company and Mr. Frank Lively, a director of the Company advanced an additional $13,056.

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

On April 21, 2006 Mayo Hadden converted $200,000 of his outstanding Convertible
Note into 666,667 shares of common stock at the conversion price of $0.30 per share. There was no beneficial conversion feature relating to this note.

On April 21, 2006 the Company issued an aggregate of 964,443 shares to four executive employees upon exercise of the conversion rights to Class A common stock at a conversion price of $0.30 per share associated with Convertible Notes in the aggregate amount of $289,333. The four executive employees converted an aggregate of $139,419, Frank Lively converted his note representing deferred salary in the amount of $49,914, and Mr. Robinson and Cherokee each converted $50,000. Mr. Robinson's note contained a beneficial conversion feature and, as a result of the conversion, the derivative liability associated with this portion of the note of $81,517 will be reclassified in the quarter ending June 30, 2006 to additional paid in capital. The resultant loss upon conversion was immaterial.

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

                                        CYBER DEFENSE SYSTEMS, INC.

                                        February 7, 2007


                                        By: /s/ William C. Robinson
                                            ------------------------------------
                                            William C. Robinson
                                            Chief Executive Officer,
                                            President and Chairman

                                        By: /s/ David M. Barnes
                                            ------------------------------------
                                            David M. Barnes
                                            Chief Financial Officer