Form 10QSB/A
period 2006-06-30
CYBER DEFENSE SYSTEMS INC
filed 2007-02-07
CIK 1118480

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
                                                             ============     ============

The accompanying notes are an integral part of these condensed consolidated financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                               THREE MONTHS ENDED
                                    JUNE 30,

                                                     2006           2005
                                                 ------------   ------------
Revenues                                         $    136,223   $     65,765
Cost of Sales                                          63,730         35,391
                                                 ------------   ------------
Gross profit                                           72,493         30,374
                                                 ------------   ------------
Expenses:
General and administrative                          2,296,197        769,116
Stock option compensation                             350,584             --
Research and development                               70,875        543,191
                                                 ------------   ------------
Total expenses                                      2,717,656      1,312,307
                                                 ------------   ------------
Loss from operations                               (2,645,163)    (1,281,933)
Other Income (Expense)
Interest income                                            --         10,241
Interest expense                                     (862,770)      (308,635)
Derivative valuation gain (loss)                    4,485,171     (7,496,210)
                                                 ------------   ------------
Other Income (Expense), net                         3,622,401     (7,794,604)
                                                 ------------   ------------
Net income (loss) before income tax                   977,238     (9,076,537)
                                                 ------------   ------------
Provision for income tax                                   --             --
                                                 ------------   ------------
Net income (loss)                                $    977,238   $ (9,076,537)
                                                 ============   ============
Basic and diluted income (loss) per share        $       0.02   $      (0.32)
                                                 ============   ============
Weighted average number of Class A
  common shares outstanding                        58,843,504     28,094,183
                                                 ============   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           CYBER DEFENSE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                SIX MONTHS ENDED
                                    JUNE 30,

                                                2006           2005
                                            ------------   ------------
Revenues                                    $    301,894   $     65,765
Cost of Sales                                    144,271         35,391
                                            ------------   ------------
Gross profit                                     157,623         30,374
                                            ------------   ------------
Expenses
General and administrative expenses            3,616,255      1,330,744
Stock option compensation                        984,279             --
Research and development                          99,261        543,191
Impairment of goodwill                                --      4,577,069
                                            ------------   ------------
Total expenses                                 4,699,795      6,451,004
                                            ------------   ------------
Loss from operations                          (4,542,172)    (6,420,630)
Other income (expense)
Interest income                                       --         10,241
Interest expense                              (1,385,670)      (861,085)
Derivative valuation gain (loss)               3,494,700     (7,496,210)
                                            ------------   ------------
Other income (expense), net                    2,109,030     (8,347,054)
                                            ------------   ------------
Net loss before income tax                    (2,433,142)   (14,767,684)
                                            ------------   ------------
Provision for income tax                         217,325             --
                                            ------------   ------------
Net loss                                    $ (2,215,817)  $(14,767,684)
                                            ============   ============
Basic and diluted loss per share            $      (0.04)  $      (0.55)
                                            ============   ============
Weighted average number of Class A
  common shares outstanding                   57,883,532     27,040,107
                                            ============   ============

The accompanying notes are an integral part of these condensed consolidated financial statements

                           CYBER DEFENSE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                SIX MONTHS ENDED
                                    JUNE 30,

                                                        2006          2005
                                                    -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $(2,215,817)  $(14,767,684)
  Adjustments to reconcile net loss
  to net cash from operating activities:
    Interest expense from amortization of
      loan discount                                     980,917        678,228
    Derivative valuation (gain) loss                 (3,494,700)     7,496,210
    Stock option compensation                           984,279             --
    Issuance of stock for services                      140,578         94,125
    Issuance of warrant for services                    419,760             --
    Issuance of note for services                       351,192             --
    Depreciation and amortization                       699,044        137,668
    Income tax benefit                                 (217,325)            --
    Impairment of goodwill                                   --      4,577,069
    Write-off of intangible assets                           --          5,543
  Changes in assets and liabilities:
    Accounts receivable                                 286,579       (116,765)
    Inventory                                          (247,753)      (211,048)
    Prepaid expenses                                     32,580       (157,136)
    Security deposits                                        --           (215)
    Accounts payable and accrued liabilities            384,670        196,818
    Accrued interest                                    333,174             --
    Accounts payable - related party                         --        (76,163)
    Deferred revenue                                    683,333             --
                                                    -----------   ------------
NET CASH FROM OPERATING ACTIVITIES                     (879,489)    (2,143,350)
                                                    -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Loan to Techsphere                                        --     (1,007,397)
   Purchase of equipment                                 (2,636)       (12,000)
                                                    -----------   ------------
NET CASH FROM INVESTING ACTIVITIES                       (2,636)    (1,019,397)
                                                    -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from convertible note payable                 82,000             --
  Gross Proceeds from sale of secured convertible
    Notes payable                                     1,000,000      2,800,000
  Proceeds from notes payable, related parties          187,289        286,871
  Issuance of common stock                                   --        255,209
  Payments of loan costs                                (85,000)      (133,136)
  Principal payments on notes payable
    unrelated parties                                  (247,183)            --
  Principal payments on notes payable
    related parties                                     (50,000)       (34,900)
  Payments on debt assumed from subsidiary                   --        (33,337)
                                                    -----------   ------------
NET CASH FROM FINANCING ACTIVITIES                      887,106      3,140,707
                                                    -----------   ------------
Net increase (decrease) in cash                           4,981        (22,040)
Cash and cash equivalents, beginning                        476        206,270
                                                    -----------   ------------
Cash and cash equivalents, ending                   $     5,457   $    184,230
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

On April 20, 2006 David Barnes, the Company's Chief Financial Officer utilized $11,000 of fees due him to exercise options for 55,000 shares of the Company's Class A common stock at the exercise price of $0.20 per share. On July 21, 2006 the Board approved Mr. Barnes conversion of an additional $7,000 in fees into 46,666 shares of Class A common stock at a price of $0.15. The price was determined based on the market pricing as of the date of conversion.

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

An analysis of the March 14, 2006 issuance and the significant assumptions used to value the warrants and the beneficial conversion feature are contained in the following table:

                                                           March 14, 2006
                                                              Agreement
                                                              Tranche 1
                                                           --------------
Issue date                                                   3/14/2006
Aggregate note amounts                                     $  1,000,000

Conversion price on issue dates                            $       0.19
Term of notes at issuance                                       3 years
Shares issuable upon conversion                               5,172,414
Warrants issued                                               1,100,000

Exercise price of warrants                                 $       1.25
Term of warrants at issuance                                    5 years

Market Price on issue dates                                $       0.51
Risk free interest rate on issuance date                           4.00%
Volatility on date of issuance                                   261.79%

Fair value per share of conversion shares                        0.5026
Beneficial conversion feature fair value                   $  2,599,655
Note discount amount                                       $  1,000,000
Warrant fair value per share at issuance                   $     0.4929
Fair values of warrants at issuance dates                  $    542,190
Value of warrants allocable to loan costs                  $     49,290
Fair value of derivative related to warrants               $    492,900
Fair value of derivative allocated to beneficial
conversion feature                                         $  1,599,655
Aggregate fair value allocated to derivative instruments   $  2,141,845

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The Company incurred loan costs totaling $134,290 which consisted of fees paid in cash of $85,000 and a warrant to purchase 100,000 shares of Class A common stock valued at $49,290 as described above which will be amortized over the three year term of the notes.

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

An analysis of the conversion of the AJW Notes and the significant assumptions used to value the beneficial conversion feature recognized upon conversion are contained in the following table:

Conversion date                                             6/6/2006
                                                          -----------
Original proceeds from note                               $ 1,500,000
Note amount converted                                     $   114,487
Principal remaining after conversion                      $   802,996
Conversion price                                          $     0.188
Term of notes at December 31, 2005                         1.80 years
Shares issued on conversion                                   609,300
Potential remaining conversion shares                       4,273,528
Common Stock Price on conversion date                     $      0.40
Risk free interest rate at December 31, 2005                     4.99%
Volatility on conversion dates                                 241.68%
Fair value per share of conversion shares                      0.3736
Fair value of derivative                                  $ 1,596,590
Derivative liability reclassified to additional paid-in
   capital upon conversion                                $   227,634
Derivative valuation loss recognized
 on conversion                                            $   (13,184)

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

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

As of June 30, 2006 the derivative instruments related to AJW had a fair value of $7,750,456. An analysis of the valuation of the individual tranches of the AJW Notes as of June 30, 2006 and the significant assumptions used to value the warrants and the beneficial conversion feature are contained in the following table:

                                              April 1, 2005    April 1, 2005     April 1, 2005    March 14, 2006
                                                Agreement        Agreement         Agreement         Agreement
                                                Tranche 1        Tranche 2         Tranche 3         Tranche 1
Revaluation date                                6/30/2006        6/30/2006         6/30/2006         6/30/2006          Total
                                              -------------   --------------   ---------------    --------------     ------------
Aggregate note amounts                        $     803,204   $    1,300,000   $     1,200,000    $    1,000,000     $  4,303,204
Aggregate interest amounts                    $      28,444   $       45,617   $        23,058    $       17,753
Conversion price                              $       0.105   $        0.105   $         0.105    $        0.105
Remaining term of notes                          1.75 years       1.90 years        2.10 years        2.70 years
Shares issuable upon conversion                   7,918,477       12,815,401        11,648,167        10,574,062       42,956,107
Warrants outstanding                              1,650,000        1,430,000         1,320,000         1,100,000        5,500,000
Exercise price of warrants                    $        4.25   $         4.25   $          4.25    $         1.25
Remaining term of warrants                       3.75 years       3.90 years        4.10 years         4.7 years
Common stock price                            $        0.17   $         0.17   $          0.17    $         0.17
Risk free interest rate                                5.10%            5.10%             5.10%             5.10%
Volatility                                           242.54%          242.54%           242.54%           242.54%
Fair value per share of conversion shares            0.1563           0.1582            0.1601            0.1643
Beneficial conversion feature fair value      $   1,237,658   $    2,027,396   $     1,864,872    $    1,737,318     $  6,867,244
Warrant fair value per share                  $      0.1577   $       0.1591   $        0.1607    $       0.1667
Fair value of derivative related to warrants  $     260,205   $      227,513   $       212,124    $      183,370     $   883,212
Fair value of derivative related to
  beneficial conversion feature               $   1,237,658   $    2,027,396   $     1,864,872    $    1,737,318     $  6,867,244
                                              -------------   --------------   ---------------    --------------     ------------

Aggregate fair value of derivative
instruments                                   $   1,497,863   $    2,254,909   $     2,076,996    $    1,920,688     $  7,750,456
                                              =============   ==============   ===============    ==============     ============

The derivative liability is comprised of the following as of June 30, 2006 and December 31, 2005:

                                                   June 30, 2006  December 31, 2005
                                                   -------------     --------------
AJW Notes                                          $ 6,867,244       $ 1,515,756

AJW Warrants                                           883,212         8,541,977

James Gardiner Note (See below)                             --                --

William Robinson Note (See Note 5)                     300,728                --

Frank Lively Note (See Note 5)                          42,659                --
                                                   -----------       -----------
Total derivative liability                         $ 8,093,843       $10,057,733
                                                   ===========       ===========

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

As of December 31, 2005, the derivative instruments had a fair value of $10,057,733. An analysis of the valuation of the individual tranches as of December 31, 2005 and the significant assumptions used to value the warrants and the beneficial conversion feature are contained in the following table:

                                                    Tranche 1        Tranche 2          Tranche 3     Total
                                                 ---------------  ---------------  ---------------  -----------
Valuation date                                      12/31/2005      12/31/2005       12/31/2005
Aggregate note amounts                           $       917,691  $     1,300,000  $     1,200,000  $ 3,417,691
Conversion price                                 $         0.156  $         0.156  $         0.156
Term of notes                                         2.25 years        2.4 years        2.6 years
Shares issuable upon conversion                        5,957,684        8,333,333        7,692,308
Warrants outstanding                                   1,650,000        1,430,000        1,320,000    4,400,000
Exercise price of warrants                       $          4.25  $          4.25  $          4.25
Term of warrants                                      4.25 years        4.4 years        4.6 years
Stock Price                                      $          0.40  $          0.40  $          0.40
Risk free interest rate                                     4.37%            4.37%            4.37%
Volatility                                                252.54%          252.54%          252.54%
Fair value per share of conversion shares                 0.3867           0.3883           0.3903
Beneficial conversion feature fair value         $     2,303,836  $     3,235,833  $     3,002,308  $ 8,541,977
Warrant fair value per share                     $        0.3367  $        0.3447  $        0.3540
Fair value of derivative related to warrants     $       555,555  $       492,921  $       467,280  $ 1,515,756
Fair value of derivative related to
    beneficial conversion feature                $     2,303,836  $     3,235,833  $     3,002,308  $ 8,541,977
                                                 ---------------  ---------------  ---------------  -----------
Aggregate fair value of derivative instruments   $     2,859,391  $     3,728,754  $     3,469,588  $10,057,733
                                                 ===============  ===============  ===============  ===========

The derivative valuation loss reported in the accompanying condensed consolidated statements of operations results from the revaluation to fair value of the beneficial conversion feature and attached warrants associated with the above notes. As the fair value of the derivative changes, a gain or a loss is recognized. The components of the derivative valuation loss for the three and six months ended June 30, 2006 and 2005 consisted of the following:

                                                                                Three months ended            Six months ended
                                                                          June 30, 2006  June 30, 2005  June 30, 2006  June 30, 2005
                                                                           -----------   ------------    -----------   ------------
Derivative valuation (loss) on issuance of notes - AJW                     $         -   $ (1,974,694)   $(1,599,655)  $ (1,974,694)
Derivative valuation (loss) on issuance of warrants -AJW                             -     (8,669,572)      (492,900)    (8,669,572)
Derivative valuation (loss) on conversion -AJW                                 (13,184)                      (13,184)
Derivative valuation (loss) on issuance of note - Gardiner                           -              -        (37,050)             -
Derivative valuation gain on conversion - Gardiner                                 840                           840
Derivative valuation (loss) on issuance of note - Robinson                      (7,076)             -       (368,608)             -
Derivative valuation (loss) - beneficial conversion revaluation - Robinson     742,612                       742,612
Derivative valuation (loss) on issuance of notes - Lively                            -              -        (58,306)             -
Derivative valuation (loss) - beneficial conversion revaluation - Lively       106,799                       106,799
Derivative valuation (loss) - beneficial conversion revaluation - Gardiner                          -        (20,520)             -
Derivative valuation gain (loss) - warrant revaluation AJW                   1,961,476      3,201,550      1,174,734      3,201,550
Derivative valuation gain (loss)- beneficial conversion revaluation - AJW    1,693,704        (53,494)     4,059,938        (53,494)
                                                                           -----------   ------------    -----------   ------------
                                                                           $ 4,485,171   $ (7,496,210)   $ 3,494,700   $ (7,496,210)
                                                                           ===========   ============    ===========   ============

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

On June 30, 2006 the Company filed a Registration Statement with the Securities and Exchange Commission and, accordingly on July 6, 2006 the Company received $500,000 representing the second tranche of the above referenced agreement in exchange for 6% Callable Secured Convertible Notes and issued five year warrants to purchase 550,000 shares of common stock priced at $1.25 valued at $81,180 on the date of issuance which will be recorded as a derivative liability. An aggregate of $7,380 was recognized as loan costs and $73,800 will be recognized as a derivative valuation loss on issuance of the warrants. The beneficial conversion feature was valued at $867,984 and will be recorded as a derivative liability An aggregate of $500,000 was allocated to discounts on the individual notes, representing 100% of the face value of the notes which will accrete over the three year life of the notes, with the remaining $367,984 to be recognized as a derivative valuation loss. The Company incurred loan costs totaling $32,380 which consists of fees to be paid in cash of $25,000 and a five year warrant to purchase 50,000 shares of common stock priced at $1.25 valued at $7,380 on the date of issuance which will be amortized over the three year term of the notes. The Company will record these transactions in the quarter ending September 30, 2006.

An analysis of the July 6, 2006 issuance under the March 14, 2006 Securities Purchase Agreement and the significant assumptions used to value the warrants and the beneficial conversion feature are contained in the following table:

                                                          March 14, 2006
                                                            Agreement
                                                             Tranche 2
                                                          --------------
Issue date                                                  7/6/2006
Aggregate note amounts                                     $   500,000
Conversion price                                           $      0.08
Term of notes                                                  3 years
Shares issuable upon conversion                              5,928,854
Warrants issued                                                550,000
Exercise price of warrants                                 $      1.25
Term of warrants                                               5 years
Stock price                                                $      0.15
Risk free interest rate                                           5.17%
Volatility                                                      242.90%
Fair value per share of conversion shares                       0.1464
Beneficial conversion feature fair value                   $   867,984
Note discount amount                                       $   500,000
Warrant fair value per share                               $    0.1476
Fair values of warrants                                    $    81,180
Value of warrants allocable to loan costs                  $     7,380
Fair value of derivative related to warrants               $    73,800
Fair value of derivative allocated to beneficial
conversion feature                                         $   367,984
Aggregate fair value allocated to derivative instruments   $   449,164

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

On January 15, 2006 the Company issued an unsecured note to James Gardiner in the amount of $90,000 in exchange for cash of $82,000 and fees of $8,000. The note is due December 31, 2007, is unsecured and bears interest at the rate of 12% and is convertible into Class A common stock at $0.30 per share at any time. The note contains a beneficial conversion feature due to the conversion price of $0.30 being lower than the market price of $0.53 on the date of issuance. The beneficial conversion feature was valued at $127,050 using the Black Scholes method on the date of issuance, and was recorded as a derivative liability on the date of issuance. The Company allocated $90,000 of the beneficial conversion feature as a discount on the note, which will accrete over the life of the note. As of March 31, 2006, the derivative liability was valued at $147,570, which resulted in an additional $20,520 of derivative valuation loss recorded in the three month period ended March 31, 2006. On April 20, 2006 the holder converted the note into 300,000 shares of the Company's Class A common stock. The derivative on the date of conversion was valued at $146,730. As a result of the conversion, the Company will recognize a derivative valuation gain of $840 representing the change of the value from the March 31, 2006 valuation date to the date of conversion and as a result, reclassified $146,730 to additional paid in capital and expensed the remaining discount on the note in the amount of $85,000 to interest expense during the quarter ending June 30, 2006.

An analysis of the valuation of the beneficial conversion feature and the significant assumptions used are contained in the following table:

                                                         Issuance date              Report date          Conversion date
Valuation date                                          January 15, 2006           March 31, 2006         April 20, 2006
                                                       -----------------          ---------------       ----------------
Aggregate note amounts                                 $          90,000          $        90,000       $         90,000
Conversion price                                       $            0.30          $          0.30       $           0.30
Remaining Term of note                                        1.95 years               1.75 years             1.70 years
Shares issuable upon conversion                                  300,000                  300,000                300,000
Market Price                                           $            0.45          $          0.53       $           0.53
Risk free interest rate                                             4.39%                    4.80%                  4.89%
Volatility                                                        253.76%                  247.96%                246.20%
Fair value per share of conversion shares                         0.4235                   0.4919                 0.4891
Beneficial conversion feature fair value               $         127,050          $       147,570       $        146,730
Note discount amount                                   $          90,000          $        85,000       $             --
Fair value of derivative related to
  beneficial conversion feature                        $          37,050          $        57,570       $         56,730
Derivative valuation gain (loss) recognized                                       $       (20,520)      $            840

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

On April 25, 2006 the Company issued a note to Sierra Nevada Corporation pursuant to an agreement as more fully described in Note 9 dated April 25, 2006 due August 25, 2006 under certain conditions in the amount of $500,000. The note is non-interest bearing until August 25, 2006, at which time it will bear interest at the rate of 8.5% and is secured by certain inventory of the Company. The Company recorded the initial net present value of $486,192 related to the note using an 8.5% interest rate. The note is being accreted to the face value at 8.5% using the effective interest method and accordingly, recognized accretion of the note of $7,473 as interest expense, bringing the face value to $493,665 as of June 30, 2006. (See Note 9)

Subsequent to June 30, 2006, Equipment Depot agreed to convert their $25,000 note and $1,500 of accrued interest into 106,000 shares of Company Class A common stock. The conversion price exceeded the market price on the conversion date of July 21, 2006 of $0.18 thus no beneficial conversion will be recognized in the quarter ended September 30, 2006.

The Company is currently in discussions with Charles McClure to amend his note agreement which continues to be in default.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                                                    June 30,    December 31,
                                                                                      2006          2005
                                                                                   ----------   ------------
Current - Unrelated parties

Convertible Note payable - Mayo Hadden, unsecured, interest accrues
 at 10.0% per annum due February 25, 2007                                          $       --   $  331,250

Convertible Notes payable C.M.G. Tech., unsecured, interest accrues
 at 10% per annum due February 25, 2007                                               822,094      822,094

Note payable Charles McClure, secured by an airship, interest accrues
 at 25.0% per annum and was due December 31, 2005, currently in default               250,000      250,000

Notes payable to Vendors - unsecured, interest accrues at 12% per annum due in
 4 equal payments from March 5, 2006 to June 5, 2006
 in default at June 30, 2006 paid in full subsequent to June 30, 2006                  66,662      154,887

Commercial Promissory Note, - Equipment Depot, Inc., interest at 9.0%
 per annum, secured, due June 19, 2006, in default at June 30, 2006                    25,000       25,000

Note payable to vendor - unsecured, interest accrues at 5%
 per annum, monthly payments, due August 30, 2006                                      74,523           --

Note payable - 21st Century Airship, Inc. - interest accrues at 12%
 per annum, the Note was due on August 24, 2005, paid in full
 in March, 2006                                                                            --      144,844

Note payable to vendor - unsecured, interest accrues at 10% per annum due in three monthly installments from March 25, 2006
 to May 25, 2006, in default at June 30, 2006                                          57,072           --

Note payable - Sierra Nevada Corporation - non interest bearing secured by
 certain inventory due August 25, 2006 net of unamortized discount of $6,335          493,665           --
                                                                                   ----------   ----------
TOTAL CURRENT UNRELATED PARTIES                                                    $1,789,016   $1,728,075
                                                                                   ==========   ==========
Long-term - unrelated parties

Notes payable - AJW Partners, LLP and affiliates, callable secured convertible notes bearing interest at 8.0% per annum, $802,997 due April 4, 2008;
 $1,300,000 due May 25, 2008 and $1,200,000 due August 4, 2008 less total discount of $2,130,519
 and $2,762,333, respectively                                                       1,172,685      655,358

Notes payable - AJW Partners, LLP and affiliates, callable secured convertible notes bearing interest at 6.0% per annum,
due March 13, 2009 less total discount of $901,370                                     98,630           --
                                                                                   ----------   ----------
TOTAL LONG TERM NOTES PAYABLE                                                      $1,271,315   $  655,358
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

Mr. Robinson advanced an additional $75,272 during the three months ended June 30, 2006, resulting in additional discount being recorded by the Company of $65,796. In addition, Mr. Robinson converted an aggregate of $52,123 of accounts payable to the line of credit. An analysis of the valuation upon issuance and the revaluation as of June 30, 2006 of the beneficial conversion feature related to Mr. Robinson's note and the significant assumptions used are contained in the following table:

                                                                    Issuances
                                              Issuance date        from April 1 to        Report date
                                              March 31, 2006         June 30, 2006      June 30, 2006

Aggregate note amounts                      $        565,188    $          127,395    $       642,583

Conversion price                            $           0.30    $             0.30    $          0.30
Term of notes at issuance                         1.75 years      1.55 - 1.7 years         1.50 years
Shares issuable upon conversion                    1,883,960               424,649          2,141,942

Market Price                                $           0.53    $     0.29 - $0.50    $          0.17
Risk free interest rate on issue date                   4.80%         4.96% - 5.14%              5.16%
Volatility on issue date                              247.96%     240.51% - 246.75%            242.54%

Fair value per share of conversion shares             0.4919    $     0.25 - $0.46             0.1404

Beneficial conversion feature fair value    $        926,720    $          116,620    $       300,729

Note discount amount                        $        565,188    $          109,545    $       547,512
Fair value of derivative related to

  beneficial conversion feature             $        361,532    $            7,075    $       300,729

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

On April 20, 2006, Mr. Robinson converted $50,000 of the balance at the stated conversion rate into 166,667 shares of Class A common stock. An analysis of the valuation of the beneficial conversion feature related to Mr. Robinson's note and the significant assumptions used are contained in the following table:

Conversion date                                               4/20/2006
                                                           ------------------
Original proceeds from note                                $          565,188
Note amount converted                                      $           50,000
Principal remaining after conversion                       $          515,188
Conversion price                                           $             0.30
Term of notes at December 31, 2005                            1.70 years
Shares issued on conversion                                           166,667
Potential remaining conversion shares                               1,717,293
Common Stock Price on conversion date                      $             0.53
Risk free interest rate at December 31, 2005                            4.89%
Volatility on conversion dates                                        246.20%
Fair value per share of conversion shares                              0.4891
Fair value of derivative                                   $          839,928
Derivative liability reclassified to additional
paid-in
capital upon conversion                                    $           81,517
Derivative valuation loss recognized
on conversion                                              $                -

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

On April 19, 2006, the Board approved two convertible promissory notes for amounts as of April 17th, 2006, of $83,726 and $13,056, respectively with Frank Lively for cash advanced for working capital plus fees and interest. The notes bear interest at the rate of 12% per annum, are unsecured and are convertible into Class A common stock at $0.30 per share. The notes are due on December 31, 2007. The notes contain a beneficial conversion feature due to the conversion price of $0.30 being lower than the market price of $0.53 on the date of issuance. The beneficial conversion feature was valued at $149,457 on the date of issuance and recorded as a derivative liability. The Company has allocated $91,151 of the beneficial conversion feature as a discount on the balance of the notes as of March 31, 2006 which will accrete over the life of the notes. In addition, the Company recognized a derivative valuation loss on the issuance of the note in the amount of $58,306. Total accretion of $12,986 was recorded during the three months ended June 30, 2006.The carrying value of the notes as of June 30, 2006 was $12,986 net of discount of $78,165 and is recorded in Notes Payable - related parties in the accompanying balance sheet as of June 30, 2006. The Company paid $15,000 of principal and accrued interest in July 2006 to Mr. Lively.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

An analysis of the valuation upon issuance and the revaluation as of June 30, 2006 of the beneficial conversion feature related to Mr. Lively's note and the significant assumptions used are contained in the following table:

                                                            Issuance date              Report date
                                                            March 31, 2006             June 30, 2006
                                                         ----------------------     -------------------
Aggregate note amounts                                   $               91,151     $            91,151
Conversion price at March 31, 2006                       $                 0.30     $              0.30
Term of notes at March 31, 2006                             1.75 years                 1.50 years
Shares issuable upon conversion                                         303,837                 303,836
Market Price                                             $                 0.53     $              0.17
Risk free interest rate on issue date                                      4.80%                   5.16%
Volatility on issue date                                                 247.96%                 242.54%
Fair value per share of conversion shares                                0.4919                  0.1404
Beneficial conversion feature fair value                 $              149,457     $            42,659
Note discount amount                                     $               91,151     $            78,165
Fair value of derivative related to
beneficial conversion feature                            $               58,306     $            42,659


On April 19, 2006, the Board approved a convertible promissory note for an aggregate amount as of April 17, 2006 in the amount of $312,255 plus accrued interest with Cherokee Raiders, LP, by way of cash advanced for working capital plus fees and interest. The note bears interest at the rate of 12% per annum, is unsecured and is convertible into Class A common stock at $0.30 per share. The note is due on December 31, 2007. This note replaces the note dated December 31, 2005 on identical terms.

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

On July 21, 2006 the Company issued 46,666 shares of its Class A common stock upon the conversion of $7,000 of accounts payable by its Chief Financial Officer, David M. Barnes at a price of $0.15 per share, representing the market value on the date of issuance.

On July 21, 2006 the Company issued 116,000 shares of its Class A common stock to a vendor for services rendered relating to the financings with AJW. The stock was valued at $0.18 per share, representing the closing price on the date of issuance. The Company will record this transaction in the quarterly period ending September 30, 2006 as additional loan costs in the amount of $20,880 related to the AJW loans and will amortize them over the remaining term of the loan to which they pertain of three years.

On July 21, 2006, the Company agreed to issue an aggregate of 500,000 shares of its Class A common stock to Crescent Fund an investor relations firm for services to be rendered to the Company. The stock was valued at $0.18 per share, representing the closing price on the date of issuance. The Company will record this transaction in the quarterly period ending September 30, 2006 as $90,000 of additional general and administrative expense for investor relations.

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

Other income and expense for the three months ended June 30, 2006 and 2005 was comprised of interest expense, interest income and derivative valuation gains and losses. Interest expense for the three months ended June 30, 2006 was $862,770, of which $662,210 represents amortization of discounts on notes to AJW, Mr. Robinson, Mr. Lively and James Gardiner. Interest expense for the three months ended June 30, 2005 was $308,635, of which $161,228 represented amortization of loan discount. Interest income for the three months ended June 30, 2005 was $10,241 for which no amount exists for the three months ended June 30, 2006.

Derivative valuation gains for the three months ended June 30, 2006 in the amount of $4,485,171 relate to the issuance, conversion and revaluation of Notes and Warrants to AJW and various notes issued to Mr. Robinson, Mr. Lively and James Gardiner treated as derivative securities. Derivative valuation loss for the three months ended June 30, 2005 in the amount of $7,496,210 relate to the losses on issuance and revaluation of Notes and Warrants to AJW.

The components of the derivative valuation gains (losses) for the three months ended June 30, 2006 and 2005 are presented in the following table.

                                                                                     Three months ended
                                                                              June 30, 2006       June 30, 2005
                                                                            ----------------    ----------------
Derivative valuation (loss) on issuance of notes - AJW                      $             --    $     (1,974,694)
Derivative valuation (loss) on issuance of warrants -AJW                                  --          (8,669,572)
Derivative valuation (loss) on conversion -AJW                                       (13,184)
Derivative valuation (loss) on issuance of note James Gardiner                            --                  --
Derivative valuation (loss) on issuance of note- William Robinson                     (7,076)                 --
Derivative valuation gain - beneficial conversion revaluation - William
Robinson                                                                             742,612
Derivative valuation (loss) on issuance of notes - Frank Lively                           --                  --
Derivative valuation (loss) - beneficial conversion revaluation - Frank
Lively                                                                               106,799
Derivative valuation (loss) - beneficial conversion revaluation - James
Gardiner                                                                                 840                  --
Derivative valuation gain (loss) - warrant revaluation AJW                         1,961,476           3,201,550
Derivative valuation gain (loss)- beneficial conversion revaluation - AJW          1,693,704             (53,494)
                                                                            ----------------    ----------------
                                                                            $      4,485,171    $     (7,496,210)
                                                                            ================    ================

The Company uses the Black Scholes method to value the derivatives contained in the securities it has issued. The assumptions used in the valuation of the derivatives have been detailed in Note 5 and 6 of the financial statements. The most significant valuation assumption components in the valuation calculations are the closing stock price on the date of the valuation and the number of shares issuable upon conversion, which is based upon a discount applied to the average of the lowest three intra-day trading prices for the Company's common stock during the 20 trading days immediately preceding the valuation date.

The primary assumption change in the valuation of the derivative securities has been the change in the market price of the common stock as of the valuation dates. There was a decrease in the price of the Company's common stock during the quarter ended June 30, 2006. The stock price was $0.53 as of March 31, 2006 as compared to $0.17 as of June 30, 2006. As a result of the decrease of the stock price, the valuation of the underlying derivatives decreased. The derivative gains for the three months ended June 30, 2006 are also due to the fact that there were no issuances of new derivative securities to AJW during the three months ended June 30, 2006, which have historically resulted in the recognition of losses upon issuance. As a result, since the Company recognizes a gain or loss dependant upon the change in valuation at each reporting date, the decrease in value as of June 30, 2006 when compared to the March 31, 2006 resulted in gains upon the revaluation of the derivatives.

The derivative losses for the three month period ended June 30, 2005 result primarily from the price of the stock on the date of issuance of the AJW securities on April 1, 2005 of $3.60 and the price on May 25, 2005 of $2.75 resulted in significant losses upon issuance when using the Black Scholes method. The price of the stock at the valuation date of June 30, 2005 decreased to $2.00, .resulting in a decrease in the value of the warrants and the recognition of a derivative valuation gain related to the decreased value of the warrants that partially offset the issuance losses.

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

Other income and expense for the six months ended June 30, 2006 and 2005 was comprised of interest expense, interest income and derivative valuation gains and losses. Interest expense for the six months ended June 30, 2006 was $1,385,670, of which $976,124 represents amortization of discounts on notes to AJW, Mr. Robinson, Mr. Lively and James Gardiner. Interest expense for the six months ended June 30, 2005 was $861,085, of which $678,228 represented amortization of loan discount. Interest income for the six months ended June 30, 2005 was $10,241 for which no amount exists for the three months ended June 30, 2006.

Derivative valuation gains for the six months ended June 30, 2006 in the amount of $3,494,700 relate to the issuance, conversion and revaluation of Notes and Warrants to AJW and various notes issued to Mr. Robinson, Mr. Lively and James Gardiner treated as derivative securities. Derivative valuation losses for the six months ended June 30, 2005 in the amount of $7,496,210 relate to the losses on issuance and revaluation of Notes and Warrants to AJW.

The components of the derivative valuation gains (losses) for the six months ended June 30, 2006 and 2005 are presented in the following table:

                                                                                             Six months ended
                                                                                     June 30, 2006      June 30, 2005
                                                                                   ----------------    ----------------
Derivative valuation (loss) on issuance of notes - AJW                             $     (1,599,655)   $     (1,974,694)
Derivative valuation (loss) on issuance of warrants -AJW                                   (492,900)         (8,669,572)
Derivative valuation (loss) on conversion -AJW                                              (13,184)

Derivative valuation (loss) on issuance of note James Gardiner                              (37,050)                 --

Derivative valuation (loss) on issuance of note- William Robinson                          (368,608)                 --
Derivative valuation gain - beneficial conversion revaluation - William Robinson            742,612

Derivative valuation (loss) on issuance of notes - Frank Lively                             (58,306)                 --
Derivative valuation gain - beneficial conversion revaluation - Frank Lively                106,799

Derivative valuation (loss) - beneficial conversion revaluation - James Gardiner            (19,680)                 --
Derivative valuation gain  - warrant revaluation AJW                                      1,174,734           3,201,550
Derivative valuation gain (loss)- beneficial conversion revaluation - AJW                 4,059,938             (53,494)
                                                                                   ----------------    ----------------
                                                                                   $      3,494,700    $     (7,496,210)
                                                                                   ================    ================

The derivative gain for the six months ended June 30, 2006 relates primarily to the decrease in the value of the common stock for the six months ended June 30, 2006. The stock price was $0.40 as of December 31, 2005 as compared to $0.17 as of June 30, 2006. As a result of the decrease of the stock price, the valuation of the underlying derivatives decreased significantly. As a result, since the Company recognizes a gain or loss dependant upon the change in valuation at each reporting date, the decrease in the liability related to this value as of June 30, 2006 when compared to the December 31, 2005 resulted in gains, most notably in the AJW beneficial conversion valuation. In addition, the issuance of notes of $1,000,000 to AJW and related warrants for the purchase of 1,100,000 shares of common stock for the six months ended June 30, 2006 decreased from the $2,500,000 issuance of notes to AJW and related warrants for the purchase of 2,750,000 shares of common stock related to issuances of new convertible notes treated as derivative securities in the six months ended June 30, 2005.

The derivative losses for the six month period ended June 30, 2005 result primarily from the price of the stock on the date of issuance of the AJW securities on April 1, 2005 of $3.60 and the price on May 25, 2005 of $2.75 resulted in significant losses upon issuance. The price of the stock at the valuation date of June 30, 2005 decreased to $2.00, .resulting in a decrease in the value of the warrants and the recognition of a derivative valuation gain that partially offset the issuance losses.

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

On April 20, 2006 Mayo Hadden converted $200,000 of his outstanding Convertible
Note into 666,667 shares of common stock. On June 28, 2006, he converted the remaining balance of $131,250 plus $11,563 of accrued interest into 476,043 shares of Class A Common Stock. The conversions were at the price of $0.30 per share. There was no beneficial conversion feature associated with this note.

On April 21, 2006 the Company issued an aggregate of 964,443 shares to related parties upon exercise of the conversion rights to Class A common stock at a conversion price of $0.30 per share associated with Convertible Notes in the aggregate amount of $289,333. Four executive employees converted an aggregate of $139,419, Frank Lively converted his note representing deferred salary in the amount of $49,914, and Mr. Robinson and Cherokee each converted $50,000. The conversion of Mr. Robinson's note resulted in the reclassification of a derivative liability in the amount of $81,617 to additional paid in capital. No gain or loss was recognized on the conversion as the value did not change since the last revaluation date.

On June 6, 2006, AJW converted $114,487 of the Notes for 609,300 Shares of Class A common stock of the Company. The conversions were made at a 40% discount to market pursuant to the terms of the Secured Convertible Note agreements. The conversion resulted in the reclassification of a derivative liability in the amount of $227,634 to additional paid in capital and the recognition of a loss on conversion of $13,184.

On January 15, 2006 the Company issued an unsecured note in the amount of $90,000 in exchange for cash of $82,000 and fees of $8,000. The note is due December 31, 2007, is unsecured and bears interest at the rate of 12% and is convertible into Class A common stock at $0.30 per share at any time. On April 20, 2006, the holder converted the note into 300,000 shares of the Company's Class A common stock. The conversion resulted in the reclassification of a derivative liability in the amount of $56,730 to additional paid in capital and the recognition of a gain on conversion of $840.

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

On April 20, 2006 the Company issued 55,000 shares of its Class A common stock upon the exercise of stock options by its Chief Financial Officer, David M. Barnes.

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