Form 10QSB/A
period 2006-09-30
CYBER DEFENSE SYSTEMS INC
filed 2007-02-07
CIK 1118480

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

Transitional Small Business Disclosure Format: Yes |_| No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

            Title of Class              Number of Shares Outstanding
     ----------------------------    ----------------------------------
     Class A Common Stock
      (par value $0.001 per share) 67,367,316 as of November 16, 2006 Class B Common Stock
      (Par Value $0.001 per share) 545,455 as of November 16, 2006 Class C Common Stock
      Par value $0.001 per share)             2 as of November 16, 2006

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of
           September 30, 2006 and December 31, 2005 (unaudited) .......       1
         Condensed Consolidated Statements of Operations
           for the Three and Nine Months Ended
           September 30, 2006 and 2005 (unaudited) ....................       2
         Condensed Consolidated Statements of Cash
           Flows for the Nine Months Ended September
           30, 2006 and 2005 (unaudited) ..............................     3-4
         Notes to the Condensed Consolidated Financial
           Statements (unaudited) .....................................    5-22

Item 2.  Management's Discussion and Analysis of
           Financial Condition or Plan of Operations ..................      23

Item 3.  Controls and procedures ......................................      28

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ............................................      29

Item 2.  Unregistered Sales of Equity Securities ......................      29

Item 3.  Defaults Upon Senior Securities ..............................      29

Item 4.  Submission of Matters to a Vote of Security Holders ..........      29

Item 5.  Other Information ............................................      29

Item 6.  Exhibits and Reports on Form 8-K .............................      30

Signatures ............................................................      32

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                             September 30, 2006   December 31, 2005
                                                             ------------------   -----------------
                                    ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                       $         --         $        476
Accounts receivable                                                  154,821              364,299
Inventory                                                            891,056              336,523
Prepaid interest                                                          --               32,580
                                                                ------------         ------------
    TOTAL CURRENT ASSETS                                           1,045,877              733,878
                                                                ------------         ------------
OTHER ASSETS:
Intangible assets, net of accumulated amortization
  of $86,114 and $61,113 respectively                                 13,886               38,887
Property and equipment, net of accumulated depreciation
  of $21,805 and $10,173 respectively                                 70,977               91,973
Deposits and costs of equipment                                      150,976              150,976
Airship manufacturing license, net of accumulated
  amortization of $0 and $230,993 respectively                     2,100,000           14,024,656
Loan costs, net of accumulated amortization of $788,920
  and $364,697 respectively                                        1,006,558            1,228,897
Security deposits                                                      7,371                7,371
                                                                ------------         ------------
    TOTAL ASSETS                                                $  4,395,645         $ 16,276,638
                                                                ============         ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                        $  3,063,186         $  2,996,827
Accrued interest                                                     739,893              329,626
Accounts payable related parties                                          --               53,337
Deferred revenue                                                   1,833,333              450,000
Notes payable - related parties' net of discount of
  $195,291 and $0, respectively                                      671,031            1,562,315
Note payable - unrelated parties                                   1,572,875            1,728,075
Embedded derivative liability                                      8,984,765           10,057,733
                                                                ------------         ------------
    TOTAL CURRENT LIABILITIES                                     16,865,083           17,177,913
                                                                ------------         ------------
NON-CURRENT LIABILITIES:
Notes payable, net of discount of $3,295,391 and
  $2,762,333, respectively                                         1,644,388              655,358
Deferred taxes                                                            --              217,325
                                                                ------------         ------------
    TOTAL LIABILITIES                                             18,509,471           18,050,596
                                                                ------------         ------------
Commitments and contingencies                                             --                   --

SHAREHOLDERS' DEFICIT:
Class A preferred stock, $0.001 par value; 100,000,000
  Shares authorized; none issued and outstanding                          --                   --
Common stock:
Class A, $0.001 par value; 200,000,000 shares authorized;
  67,367,316 and 56,912,893 shares issued and outstanding             67,367               56,913
Class B, $0.001 par value; 200,000,000 shares authorized;
  545,455 shares issued and outstanding                                  545                  545
Class C, $0.001 par value; 200,000,000 shares authorized;
  2 shares issued and outstanding                                         --                   --
Additional paid-in capital                                        20,413,803           14,644,966
Accumulated deficit                                              (34,595,541)          16,476,382)
                                                                ------------         ------------
Total shareholders' deficit                                      (14,113,826)          (1,773,958)
                                                                ------------         ------------
    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                 $  4,395,645         $ 16,276,638
                                                                ============         ============

The accompanying notes are an integral part of these condensed consolidated financial statements

                   CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                           THREE AND NINE MONTHS ENDED
                                  SEPTEMBER 30,

                                             For the Three Months Ended           For the Nine Months Ended
                                                    September 30,                       September 30,
                                           ------------------------------      ------------------------------
                                               2006              2005              2006              2005
                                           ------------      ------------      ------------      ------------
Revenue                                    $    136,137      $    114,873      $    438,031      $    180,638

Cost of sales                                    58,120            88,032           202,391           123,423
                                           ------------      ------------      ------------      ------------

Gross profit                                     78,017            26,841           235,640            57,215
                                           ------------      ------------      ------------      ------------
Operating expenses:

General and administrative                    1,630,022         1,155,939         5,246,277         2,486,713
Stock option compensation                     1,287,008            10,800         2,271,287            10,800
Research and development                         90,406                --           189,668           543,191
Impairment of license                        11,330,674                --        11,330,674                --
Impairment of goodwill                               --                --                --         4,577,069
                                           ------------      ------------      ------------      ------------
Total operating expenses                     14,338,110         1,166,739        19,037,906         7,617,773

Loss from operations                        (14,260,093)       (1,139,898)      (18,802,266)       (7,560,558)

Other income (expense)

  Other income                                       --            32,845                --            32,845
  Interest income                                    --            10,386                --            20,627
  Interest expense                           (1,157,741)       (1,028,259)       (2,543,411)       (1,889,344)
  Derivative valuation gain (loss)             (485,507)         (176,862)        3,009,193        (7,673,072)
                                           ------------      ------------      ------------      ------------
     Total other income (expense)            (1,643,248)       (1,161,890)          465,762        (9,508,944)

Loss before income taxes                    (15,903,341)       (2,301,788)      (18,336,484)      (17,069,502)
                                           ------------      ------------      ------------      ------------

Income tax benefit                                   --         1,582,328           217,325         1,582,328
                                           ------------      ------------      ------------      ------------

Net  loss                                  $(15,903,341)     $   (719,460)     $(18,119,159)     $(15,487,174)
                                           ============      ============      ============      ============
Per share data:
Net loss per common
share - basic and diluted                  $      (0.26)     $      (0.02)     $      (0.31)     $      (0.54)
                                           ============      ============      ============      ============
Weighted average Class A common
shares outstanding - basic and diluted       61,023,924        31,217,286        58,941,832        28,432,121
                                           ============      ============      ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           CYBER DEFENSE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                NINE MONTHS ENDED
                                  SEPTEMBER 30,

                                                          2006              2005
                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $(18,119,159)     $(15,487,174)
  Adjustments to reconcile net loss
  to net cash from operating activities:
    Interest expense from amortization of
      loan discount                                      1,966,714         1,450,363
    Derivative valuation (gain) loss                    (3,009,193)        7,673,072
    Stock option compensation                            2,271,687            10,800
    Issuance of stock for services                         389,793           338,750
    Issuance of warrant for services                       419,760                --
    Issuance of note for services                          351,192                --
    Depreciation and amortization                        1,054,838           318,522
    Income tax benefit                                    (217,325)       (1,582,328)
    Impairment of goodwill                                      --         4,577,069
    Impairment of license                               11,330,674                --
    Write-off of intangible assets                              --             5,543
  Changes in assets and liabilities:
    Accounts receivable                                    209,478           618,698
    Inventory                                             (554,533)         (478,623)
    Prepaid expenses                                        32,580          (190,707)
    Security deposits                                           --              (215)
    Accounts payable and accrued liabilities               506,996          (358,418)
    Accrued interest                                       499,891                --
    Accounts payable - related party                            --           (76,163)
    Deferred revenue                                     1,383,333            (4,861)
                                                      ------------      ------------
NET CASH FROM OPERATING ACTIVITIES                      (1,483,274)       (3,185,672)
                                                      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Loan to Techsphere                                           --        (1,074,362)
   Cash received in acquisition of Techsphere                   --            25,010
   Purchase of equipment                                    (2,636)          (12,000)
                                                      ------------      ------------
NET CASH FROM INVESTING ACTIVITIES                          (2,636)       (1,061,352)
                                                      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                               82,000                --
  Gross Proceeds from sale of secured convertible
    Notes payable                                        1,700,000         4,000,000
  Proceeds from notes payable, related parties             281,573           288,471
  Issuance of common stock                                      --           255,209
  Payments of loan costs                                  (120,000)         (248,065)
  Principal payments on notes payable
    unrelated parties                                     (383,139)         (105,156)
  Principal payments on notes payable
    related parties                                        (75,000)          (53,740)
  Payments on debt assumed from subsidiary                      --           (33,337)
                                                      ------------      ------------
NET CASH FROM FINANCING ACTIVITIES                       1,485,434         4,103,382
                                                      ------------      ------------
Net increase (decrease) in cash                               (476)         (143,642)
Cash and cash equivalents, beginning                           476           206,270
                                                      ------------      ------------
Cash and cash equivalents, ending                     $         --      $     62,628
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

The following potentially dilutive common shares are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive:

                                                   For the Nine Months
                                                   Ended September 30,
                                                -------------------------
                                                   2006           2005
                                                ----------     ----------
      Shares underlying Warrants                 6,870,000      4,400,000
      Shares underlying Options                  9,106,838     11,379,900
      Shares underlying Convertible Debt        50,699,342     10,577,513
      Shares underlying Convertible Debt
       to related parties                        2,887,735      2,103,695
                                                ----------     ----------

      Total potentially dilutive securities     69,563,915     28,461,108
                                                ==========     ==========

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

The unaudited consolidated pro forma results of operations assuming consummation of the purchase of TSI as of January 1, 2005, are summarized as follows:

                                                 Unaudited Pro Forma
                                       ---------------------------------------
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

NOTE 5- NOTES PAYABLE

On March 15, 2006, the Company entered into a Securities Purchase Agreement, dated as of March 14, 2006 with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLC ("AJW") whereby the Company authorized the sale of an aggregate of $2,000,000 of 6% Callable Secured Convertible Notes and warrants to purchase 2,000,000 shares of common stock for a total offering price of $2,000,000. The $2,000,000 is to be funded in three tranches ($1,000,000 on March 15, 2006, $500,000 upon filing a Registration Statement and $500,000 upon effectiveness of the Registration Statement). The conversion price is the lesser of $3.00 or 55% of the average of the lowest three intra-day trading prices for the Company's common stock during the 20 trading days immediately preceding the conversion date. The warrants to purchase Class A common stock are priced at $1.25 per share. The warrants are exercisable for a period of five years from the date of issuance. In connection with the sale, the Company also entered into a Registration Rights Agreement with AJW, requiring it to file a registration statement with the Securities and Exchange Commission registering the shares of common stock issuable upon conversion of the Notes and exercise of the Warrants. The Notes are secured by all of the Company's assets, except for its accounts receivable and proceeds of inventory. In addition, the lenders have agreed to subordinate to an institutional lender. On March 15, 2006 the Company received $1,000,000 and issued warrants for 1,100,000 shares of common stock valued at $542,190 on the date of issuance which was recorded as a derivative liability. An aggregate of $49,290 was recognized as loan costs and $492,900 was recognized as a derivative valuation loss on issuance of the warrants. The beneficial conversion feature was valued at $2,599,655 and was recorded as a derivative liability. An aggregate of $1,000,000 was allocated to discounts on the individual notes, representing 100% of the face value of the notes which will accrete over the three year life of the notes, with the remaining $1,599,655 recognized as a derivative valuation loss. The Company incurred loan costs totaling $134,290 in conjunction with the above which consisted of fees paid in cash of $85,000 and a warrant to purchase 100,000 shares of Class A common stock valued at $49,290 which will be amortized over the three year term of the notes.

On June 30, 2006 the Company filed a Registration Statement with the Securities and Exchange Commission and, accordingly on July 6, 2006 the Company received $500,000 representing the second tranche of the March 14, 2006 Securities Purchase Agreement in exchange for 6% Callable Secured Convertible Notes and issued five year warrants to purchase 550,000 shares of common stock priced at $1.25 valued at $81,180 on the date of issuance which was recorded as a derivative liability. An aggregate of $7,380 was recognized as loan costs and $73,800 was recognized as a derivative valuation loss on issuance of the warrants. The beneficial conversion feature was valued at $867,984 and was recorded as a derivative liability. An aggregate of $500,000 was allocated to discounts on the individual notes, representing 100% of the face value of the notes which will accrete over the three year life of the notes, with the remaining $367,984 recognized as a derivative valuation loss. The Company incurred loan costs totaling $32,380 which consists of fees to be paid in cash of $25,000 and a five year warrant to purchase 50,000 shares of common stock priced at $1.25 valued at $7,380 on the date of issuance which will be amortized over the three year term of the notes.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

On September 11, 2006 AJW made an advance of $200,000 related to the $500,000 third tranche of financing pursuant to the March 14, 2006 Securities Purchase Agreement in exchange for 6% Callable Secured Convertible Notes and issued five year warrants to purchase 220,000 shares of common stock priced at $1.25 valued at $47,674 on the date of issuance which was recorded as a derivative liability. An aggregate of $4,334 was recognized as loan costs and $43,340 was recognized as a derivative valuation loss on issuance of the warrants. The beneficial conversion feature was valued at $359,664 and was recorded as a derivative liability. An aggregate of $200,000 was allocated to discounts on the individual notes, representing 100% of the face value of the notes which will accrete over the three year life of the notes, with the remaining $159,664 recognized as a derivative valuation loss. The Company incurred loan costs totaling $14,334 which consists of fees to be paid in cash of $10,000 and a five year warrant to purchase 20,000 shares of common stock priced at $1.25 valued at $4,334 on the date of issuance which will be amortized over the three year term of the notes. Concurrent with this advance, the Company reduced the price of the 4,400,000 warrants issued under the April 1, 2005 Securities Purchase Agreement from $4.25 per share to $0.45 per share and extended the term of the warrants by two years. The aggregate value of the warrants increased as a result of the exercise price reduction and the extension of the expiration date resulting in the recognition of additional derivative valuation loss of $66,374 determined by the fair value of the warrants immediately before the changes compared to the fair value immediately after the changes.

An analysis of the three tranches of issuances under the March 14, 2006 Securities Purchase Agreement and the significant assumptions used to value the warrants and the beneficial conversion feature are contained in the following table:

                                                           March 14, 2006  March 14, 2006  March 14, 2006
                                                             Agreement        Agreement      Agreement
                                                             Tranche 1        Tranche 2      Tranche 3
                                                           --------------  --------------  --------------
Issue date                                                    3/14/2006        7/6/2006       9/11/2006
Aggregate note amounts                                       $1,000,000      $  500,000      $  200,000
Conversion price on issue dates                              $     0.19      $     0.08      $     0.12
Term of notes at issuance                                       3 years         3 years         3 years
Shares issuable upon conversion                               5,172,414       5,928,854       1,678,322
Warrants issued                                               1,100,000         550,000         220,000
Exercise price of warrants                                   $     1.25      $     1.25      $     1.25
Term of warrants at issuance                                    5 years         5 years         5 years
Market Price on issue dates                                  $     0.51      $     0.15      $     0.22
Risk free interest rate on issuance date                           4.00%           5.17%           4.77%
Volatility on date of issuance                                   261.79%         242.90%         239.80%
Fair value per share of conversion shares                        0.5026          0.1464          0.2143
Beneficial conversion feature fair value                     $2,599,655      $  867,984      $  359,664
Note discount amount                                         $1,000,000      $  500,000      $  200,000
Warrant fair value per share at issuance                     $   0.4929      $   0.1476      $   0.2167
Fair values of warrants at issuance dates                    $  542,190      $   81,180      $   47,674
Value of warrants allocable to loan costs                    $   49,290      $    7,380      $    4,334
Fair value of derivative related to warrants                 $  492,900      $   73,800      $   43,340
Fair value of derivative allocated to beneficial
conversion feature                                           $1,599,655      $  367,984      $  159,664
Aggregate fair value allocated to derivative instruments     $2,141,845      $  449,164      $  207,338

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

An analysis of the conversions of the AJW Notes and the significant assumptions used to value the beneficial conversion feature recognized upon conversion are contained in the following table:

      Conversion date                                            June 6, 2006   September 19, 2006
                                                                 ------------   ------------------
      Original proceeds from note                                 $ 1,500,000       $ 1,500,000
      Note amount converted                                       $   114,487       $    63,424
      Principal remaining after conversion                        $   802,996       $   739,572
      Conversion price                                            $     0.188       $     0.104
      Term of notes at conversion                                  1.82 years        1.53 years
      Shares issued on conversion                                     609,300           609,846
      Potential remaining conversion shares                         4,273,528         7,111,269
      Common Stock Price on conversion date                       $      0.40       $      0.25
      Risk free interest rate at conversion date                         4.99%             4.72%
      Volatility on conversion dates                                   241.68%           240.74%
      Fair value per share of conversion shares                        0.3736            0.2291
      Fair value of derivative                                    $ 1,596,590       $ 1,629,192
      Derivative liability reclassified to additional paid-in
         capital upon conversion                                  $   227,634       $   139,716
      Derivative valuation loss recognized
       on conversion                                              $   (13,184)      $   (45,305)

The carrying value of the AJW notes issued under the March 14, 2006 Securities Purchase Agreement, as well as the notes issued in 2005 to AJW as of September 30, 2006 and December 31, 2005 was $1,644,388 and $655,358 net of discount, respectively. The carrying value will be increased each quarter over the respective three year lives of the notes as the accretion of the discount related to the embedded derivatives is recorded until the carrying value equals the face value of the notes.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

As of September 30, 2006 the derivative instruments related to AJW had a fair value of $8,857,124. An analysis of the valuation of the individual tranches of the AJW Notes as of September 30, 2006 and the significant assumptions used to value the warrants and the beneficial conversion feature are contained in the following table:

                                April 1,       April 1,       April 1,      March 14,      March 14,      March 14,
                                  2005           2005           2005           2006           2006           2006
                               Agreement      Agreement      Agreement      Agreement      Agreement      Agreement
                               Tranche 1      Tranche 2      Tranche 3      Tranche 1      Tranche 2      Tranche 3        Total
                              -----------    -----------    -----------    -----------    -----------    -----------    -----------
Revaluation date                9/30/2006      9/30/2006      9/30/2006      9/30/2006      9/30/2006      9/30/2006
Aggregate note amounts        $   739,729    $ 1,300,000    $ 1,200,000    $ 1,000,000    $   500,000    $   200,000    $ 4,939,729
Aggregate interest amounts    $    42,703    $    68,697    $    44,362    $    17,753    $     6,164    $       263
Conversion price              $     0.103    $     0.103    $     0.103    $     0.103    $     0.094    $     0.094
Remaining term of notes        1.50 years     1.65 years     1.85 years     2.45 years     2.77 years     2.95 years
Shares issuable upon
conversion                      7,594,905     13,288,320     12,081,181     10,779,383      5,295,675      2,121,056     51,160,520
Warrants outstanding            1,650,000      1,430,000      1,320,000      1,100,000        550,000        220,000      6,270,000
Exercise price of warrants    $      0.45    $      0.45    $      0.45    $      1.25    $      1.25    $      1.25
Remaining term of warrants     5.50 years     5.65 years     5.85 years     4.45 years     4.77 years     4.95 years
Common stock price            $     0.165    $     0.165    $     0.165    $     0.165    $     0.165    $     0.165
Risk free interest rat               4.62%          4.62%          4.62%          4.62%          4.62%          4.62%
Volatility                         239.76%        239.76%        239.76%        239.76%        239.76%        239.76%
Fair value per share of
conversion shares             $    0.1472    $    0.1497    $    0.1522    $    0.1580    $    0.1597    $    0.1605
Beneficial conversion
feature fair value            $ 1,117,970    $ 1,989,262    $ 1,838,756    $ 1,703,143    $   845,719    $   340,429    $ 7,835,279
Warrant fair value per share  $    0.1638    $    0.1638    $    0.1638    $    0.1606    $    0.1615    $    0.1620
Fair value of derivative
related to warrants           $   270,270    $   234,234    $   216,216    $   176,660    $    88,825    $    35,640    $ 1,021,845
Fair value of derivative
related to beneficial
conversion feature            $ 1,117,970    $ 1,989,262    $ 1,838,756    $ 1,703,143    $   845,719    $   340,429    $ 7,835,279
                              -----------    -----------    -----------    -----------    -----------    -----------    -----------

Aggregate fair value of
derivative instruments        $ 1,388,240    $ 2,223,496    $ 2,054,972    $ 1,879,803    $   934,544    $   376,069    $ 8,857,124
                              ===========    ===========    ===========    ===========    ===========    ===========    ===========

The derivative liability is comprised of the following as of September 30, 2006 and December 31, 2005:

                                          September 30, 2006   December 31, 2005
                                          ------------------   -----------------
     AJW Notes                                $ 7,835,279         $ 1,515,756
     AJW Warrants                               1,021,845           8,541,977
     William Robinson Note (See Note 6)           127,641                  --
                                              -----------         -----------
     Total derivative liability               $ 8,984,765         $10,057,733
                                              ===========         ===========

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

As of December 31, 2005, the derivative instruments had a fair value of $10,057,733. An analysis of the valuation of the individual tranches as of December 31, 2005 and the significant assumptions used to value the warrants and the beneficial conversion feature are contained in the following table:

                                                     Tranche 1          Tranche 2          Tranche 3            Total
                                                   -------------      -------------      -------------      -------------
Valuation date                                       12/31/2005         12/31/2005         12/31/2005
Aggregate note amounts                             $     917,691      $   1,300,000      $   1,200,000      $   3,417,691
Conversion price                                   $       0.156      $       0.156      $       0.156
Term of notes                                         2.25 years          2.4 years          2.6 years
Shares issuable upon conversion                        5,957,684          8,333,333          7,692,308
Warrants outstanding                                   1,650,000          1,430,000          1,320,000          4,400,000
Exercise price of warrants                         $        4.25      $        4.25      $        4.25
Term of warrants                                      4.25 years          4.4 years          4.6 years
Stock Price                                        $        0.40      $        0.40      $        0.40
Risk free interest rate                                     4.37%              4.37%              4.37%
Volatility                                                252.54%            252.54%            252.54%
Fair value per share of conversion shares                 0.3867             0.3883             0.3903
Beneficial conversion feature fair value           $   2,303,836      $   3,235,833      $   3,002,308      $   8,541,977
Warrant fair value per share at year end           $      0.3367      $      0.3447      $      0.3540
Fair value of derivative related to warrants       $     555,555      $     492,921      $     467,280      $   1,515,756
Fair value of derivative related to
   beneficial conversion feature                   $   2,303,836      $   3,235,833      $   3,002,308      $   8,541,977
                                                   -------------      -------------      -------------      -------------
Aggregate fair value of derivative instruments     $   2,859,391      $   3,728,754      $   3,469,588      $  10,057,733
                                                   =============      =============      =============      =============

The derivative valuation loss reported in the accompanying condensed consolidated statements of operations results from the revaluation to fair value of the beneficial conversion feature and attached warrants associated with the above notes. As the fair value of the derivative changes, a gain or a loss is recognized. The components of the derivative valuation loss for the three and nine months ended September 30, 2006 and 2005 consisted of the following:

                                                                  Three months ended               Nine months ended

                                                             September 30,   September 30,   September 30,   September 30,
                                                                 2006            2005            2006            2005
                                                             ------------    ------------    ------------    ------------
Derivative valuation (loss) on issuance of notes - AJW       $   (527,648)   $ (1,338,882)   $ (2,127,303)   $ (3,313,576)
Derivative valuation (loss) on issuance of warrants -AJW         (117,140)     (2,376,600)       (610,040)    (11,046,172)
Derivative valuation (loss) on conversion -AJW                    (45,305)       (182,001)        (58,489)       (182,001)
Derivative valuation gain on conversion -Robinson                  20,010              --          20,010              --
Derivative valuation gain on conversion -Lively                     4,193              --           4,193              --
Derivative valuation gain on conversion -Gardiner                      --              --             840              --
Derivative valuation (loss) on issuance of note - Gardiner             --              --         (37,050)             --
Derivative valuation (loss) on issuance of note- Robinson              --              --        (368,608)             --
Derivative valuation (loss) - beneficial conversion
  revaluation - Robinson                                           24,960                         767,572              --
Derivative valuation (loss) on issuance of notes - Lively              --              --         (58,306)             --
Derivative valuation (loss) - beneficial conversion
  revaluation - Lively                                                 --              --         106,799              --
Derivative valuation (loss) - beneficial conversion
  revaluation - Gardiner                                               --              --         (20,520)             --
Derivative valuation gain (loss) - warrant revaluation AJW         (9,779)      7,665,119       1,164,955      10,866,669
Derivative valuation gain (loss)- beneficial conversion
  revaluation - AJW                                               165,202      (3,944,498)      4,225,140      (3,997,992)
                                                             ------------    ------------    ------------    ------------
                                                             $   (485,507)   $   (176,862)   $  3,009,193    $ (7,673,072)
                                                             ============    ============    ============    ============

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

On October 19, 2006, the Company received an additional advance of $300,000 pursuant to the fourth tranche of financing from the March 14, 2006 Securities Purchase Agreement with AJW in exchange for 6% Callable Secured Convertible Notes and issued five year warrants to purchase 330,000 shares of common stock priced at $1.25 valued at $58,344 on the date of issuance which was recorded as a derivative liability. An aggregate of $5,304 was recognized as loan costs and $53,040 was recognized as a derivative valuation loss on issuance of the warrants. The beneficial conversion feature was valued at $624,664 and was recorded as a derivative liability. An aggregate of $300,000 was allocated to discounts on the individual notes, representing 100% of the face value of the notes which will accrete over the three year life of the notes, with the remaining $324,664 recognized as a derivative valuation loss. The Company incurred loan costs totaling $25,704 which consists of fees of $15,000 to be paid in cash, 30,000 shares of Class A common stock valued at $5,400 based on the $0.18 market price on the date of issuance and a five year warrant to purchase 30,000 shares of common stock priced at $1.25 valued at $5,304 using the Black Scholes method on the date of issuance which will be amortized over the three year term of the notes.

An analysis of the October 19, 2006 issuance under the March 14, 2006 Securities Purchase Agreement with AJW and the significant assumptions used to value the warrants and beneficial conversion feature are contained in the following table:

                                                               March 14, 2006
                                                                  Agreement
                                                                  Tranche 4
                                                               --------------
    Issue date                                                   10/19/2006
    Aggregate note amounts                                       $  300,000
    Conversion price                                             $     0.08
    Term of notes                                                   3 years
    Shares issuable upon conversion                               3,557,312
    Warrants issued                                                 330,000
    Exercise price of warrants                                   $     1.25
    Term of warrants                                                5 years
    Stock price                                                  $     0.18
    Risk free interest rate                                            4.79%
    Volatility                                                       237.66%
    Fair value per share of conversion shares                        0.1756
    Beneficial conversion feature fair value                     $  624,664
    Note discount amount                                         $  300,000
    Warrant fair value per share                                 $   0.1768
    Fair values of warrants                                      $   58,344
    Value of warrants allocable to loan costs                    $    5,304
    Fair value of derivative related to warrants                 $   53,040
    Fair value of derivative allocated to beneficial
    conversion feature                                           $  324,664
    Aggregate fair value allocated to derivative instruments     $  383,008

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

An analysis of the valuation of the beneficial conversion feature and the significant assumptions used are contained in the following table:

                                                 Issuance date        Report date         Conversion date
Valuation date                                  January 15, 2006     March 31, 2006       April 20, 2006
                                                ----------------     --------------       --------------
Aggregate note amounts                            $     90,000        $     90,000         $     90,000
Conversion price                                  $       0.30        $       0.30         $       0.30
Remaining Term of note                              1.95 years          1.75 years           1.70 years
Shares issuable upon conversion                        300,000             300,000              300,000
Market Price                                      $       0.45        $       0.53         $       0.53
Risk free interest rate                                   4.39%               4.80%                4.89%
Volatility                                              253.76%             247.96%              246.20%
Fair value per share of conversion shares               0.4235              0.4919               0.4891
Beneficial conversion feature fair value          $    127,050        $    147,570         $    146,730
Note discount amount                              $     90,000        $     85,000         $         --
Fair value of derivative related to
   beneficial conversion feature                  $     37,050        $     57,570         $     56,730
Derivative valuation gain (loss) recognized                           $    (20,520)        $        840

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

On July 21, 2006 Equipment Depot converted their $25,000 note and $1,500 of accrued interest into 106,000 shares of Company Class A common stock at a conversion price of $0.25 per share. The conversion price exceeded the market price on the conversion date of July 21, 2006 of $0.18 thus no beneficial conversion was recognized.

The Company is currently in discussions with Charles McClure to amend his note agreement which continues to be in default.

                                                                                    September 30,   December 31,
                                                                                         2006           2005
                                                                                    -------------   ------------
Current - Unrelated parties

Convertible Note payable - Mayo Hadden, unsecured, interest accrues
 at 10.0% per annum due February 25, 2007 .......................................     $       --     $  331,250

Convertible Notes payable C.M.G. Tech., unsecured, interest accrues
 at 10% per annum due February 25, 2007 .........................................        822,094        822,094

Note payable Charles McClure, secured by an airship, interest accrues
 at 25.0% per annum and was due December 31, 2005, currently in default .........        250,000        250,000

Notes payable to Vendors - unsecured, interest accrues at 12% per annum due in
 4 equal payments from March 5, 2006 to June 5, 2006 ............................             --        151,761

Note payable to Vendors - unsecured, interest accrues at 12% per annum due in
 June 5, 2006, currently in default .............................................            781          3,126

Commercial Promissory Note, - Equipment Depot, Inc., interest at 9.0%
 per annum, secured, due June 19, 2006, in default at June 30, 2006 .............             --         25,000

Note payable - 21st Century Airship, Inc. - interest accrues at 12%
 per annum, the Note was due on August 24, 2005, paid in full
 in March, 2006 .................................................................             --        144,844

Note payable - Sierra Nevada Corporation - non interest bearing secured by
 certain inventory due August 25, 2006 net of unamortized discount of $6,335 ....        500,000             --
                                                                                      ----------     ----------
TOTAL CURRENT UNRELATED PARTIES .................................................     $1,572,875     $1,728,075
                                                                                      ==========     ==========
Long-term - unrelated parties

Notes payable - AJW Partners, LLP and affiliates, callable secured convertible notes bearing interest at 8.0% per annum, $739,573 due April
 4, 2008; $1,300,000 due May 25, 2008, $1,200,000 due August 4, 2008,
less total discount of $1,821,236 and $2,762,333, respectively ..................      1,418,543        655,358

Notes payable - AJW Partners, LLP and affiliates, callable secured convertible notes bearing interest at 6.0% per annum, $500,000 due July 5,
 2008 and $200,000 due September 10, 2008 due March 13, 2009
 less total discount of $1,474,155 ..............................................        225,845             --
                                                                                      ----------     ----------
TOTAL LONG TERM NOTES PAYABLE ...................................................     $1,644,388     $  655,358
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

Mr. Robinson advanced an additional $75,272 during the three months ended June 30, 2006, resulting in additional loan discount and derivative liability being recorded by the Company of $65,796. In addition, Mr. Robinson converted an aggregate of $52,123 of accounts payable to the line of credit. An additional $94,884 was advanced for the three months ended September 30, 2006, resulting in additional loan discounts and derivative liability being recorded by the Company in the amount of $55,453, representing approximately 58% of the value of the additional advances made under the line of credit. An analysis of the valuation upon issuance and the revaluation as of September 30, 2006 of the beneficial conversion feature related to Mr. Robinson's note and the significant assumptions used are contained in the following table:

                                                                        Issuances               Issuances
                                               Issuance date         from April 1 to         from July 1 to           Report date
                                               March 31, 2006         June 30, 2006        September 30, 2006     September 30, 2006
                                             -----------------      ------------------     ------------------     ------------------
Aggregate note amounts                       $         565,188      $          127,395     $           94,884     $         302,466
Conversion price                             $            0.30      $             0.30     $             0.30     $            0.30
Term of notes                                       1.75 years        1.55 - 1.7 years      1.30 - 1.47 years            1.25 years
Shares issuable upon conversion                      1,883,960                 424,649                316,279             1,008,219
Market Price                                 $            0.53           $0.29 - $0.50          $0.16 - $0.24     $            0.17
Risk free interest rate on issue date                     4.80%          4.96% - 5.14%          5.03% - 5.20%                  4.91%
Volatility                                              247.96%      240.51% - 246.75%      239.40% - 241.84%                239.76%
Fair value per share of conversion shares               0.4919           $0.25 - $0.46          $0.13 - $0.20                0.1266
Beneficial conversion feature fair value     $         926,720      $          116,620     $           55,453     $         127,641
Note discount amount                         $         565,188      $          109,545     $           55,453     $         195,291
Fair value of derivative related to
   beneficial conversion feature             $         361,532      $            7,075     $               --     $         127,641

On April 20, 2006, Mr. Robinson converted $50,000 of the balance at the stated conversion rate into 166,667 shares of Class A common stock. On September 29, 2006, Mr. Robinson On September 28, 2006 Mr. Robinson utilized the $350,000 of the balance owed to him under the note to exercise 1,250,000 vested options priced at $0.20 and $85,000 of the balance owed to him under the note to exercise 500,000 vested options priced at $0.17 under the 2005 Stock Option Plan. An aggregate of 2,250,000 shares were issued. Total accretion of $534,895 was recorded during the nine months ended September 30, 2006. The carrying value of the note is $107,175, net of discount of $195,291 and is recorded in Notes Payable - related parties in the accompanying balance sheet as of September 30, 2006. As a result of the conversions, the Company recognized a derivative valuation loss of $20,010 representing the change of the value from the previous valuation date to the date of conversion and as a result, reclassified an aggregate of $265,087 to additional paid in capital and recorded interest expense for the associated discount on the line of credit in the amount of $385,804 during the nine months ending September 30, 2006.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

An analysis of the valuation of the beneficial conversion feature related to Mr. Robinson's note and the significant assumptions used are contained in the following table:

Conversion date                                                April 20, 2006     September 29, 2006
                                                               --------------     ------------------
Original proceeds from note                                      $  565,188           $  565,188
Note amount converted                                            $   50,000           $  435,000
Principal remaining after conversion                             $  515,188           $  302,466
Conversion price                                                 $     0.30           $     0.30
Term of notes at conversion                                      1.70 years           1.25 years
Shares issued on conversion                                         166,667            1,450,000
Potential remaining conversion shares                             1,717,293            1,008,220
Common Stock Price on conversion date                            $     0.53           $    0.165
Risk free interest rate at December 31, 2005                           4.89%                4.91%
Volatility on conversion dates                                       246.20%              239.76%
Fair value per share of conversion shares                            0.4891               0.1266
Fair value of derivative                                         $  839,928           $  127,641
Derivative liability reclassified to additional paid-in
   capital upon conversion                                       $   81,517           $  183,570
Derivative valuation gain recognized                             $       --           $   20,010

On April 19, 2006, the Board approved two convertible promissory notes for amounts as of April 17th, 2006, of $83,726 and $13,056, respectively with Frank Lively for cash advanced for working capital plus fees and interest. The notes bear interest at the rate of 12% per annum, are unsecured and are convertible into Class A common stock at $0.30 per share. The notes are due on December 31, 2007. The notes contain a beneficial conversion feature due to the conversion price of $0.30 being lower than the market price of $0.53 on the date of issuance. The beneficial conversion feature was valued at $149,457 on the date of issuance and recorded as a derivative liability. The Company has allocated $91,151 of the beneficial conversion feature as a discount on the balance of the notes as of March 31, 2006 which will accrete over the life of the notes. In addition, the Company recognized a derivative valuation loss on the issuance of the note in the amount of $58,306. Total accretion of $12,986 was recorded during the three months ended June 30, 2006. The Company paid $15,000 of principal and accrued interest in July 2006 to Mr. Lively.

On September 29, 2006 Mr. Lively utilized the balance owed to him under the notes, including principal and all related interest of $92,973 to exercise vested options at an exercise price of $0.20 per share under the 2005 Stock Option Plan. An aggregate of 464,465 shares were issued to him and the Notes were cancelled. The Company recorded the remaining discount of $78,165 to interest expense during the quarter ended September 30, 2006. In addition, the Company reclassified $38,466 to additional paid in capital and recognized a derivative valuation loss of $4,193 upon the conversion of the notes.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

An analysis of the valuation upon issuance, upon revaluation as of June 30, 2006 and upon conversion as of September 29, 2006 of the beneficial conversion feature related to Mr. Lively's note and the significant assumptions used are contained in the following table:

                                                Issuance date        Report date        Conversion Date
                                               March 31, 2006       June 30, 2006     September 29, 2006
                                               --------------       -------------     ------------------
Aggregate note amounts                          $     91,151        $     91,151         $     91,151
Conversion price                                $       0.30        $       0.30         $       0.30
Term of notes                                     1.75 years          1.50 years           1.25 years
Shares issuable upon conversion                      303,837             303,836              303,836
Market Price                                    $       0.53        $       0.17         $      0.165
Risk free interest rate                                 4.80%               5.16%                4.91%
Volatility on issue date                              247.96%             242.54%              239.76%
Fair value per share of conversion shares             0.4919              0.1404               0.1266
Beneficial conversion feature fair value        $    149,457        $     42,659         $     38,466
Note discount amount                            $     91,151        $     78,165         $         --
Fair value of derivative related to
   beneficial conversion feature                $     58,306        $    (35,506)        $     38,466
Derivative valuation loss recognized
 on conversion                                                                           $     (4,193)

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

On September 28, 2006 the remaining balance due to the executive employees, John Youngbeck and Keith Vierela utilized the balances owed to them under their notes including principal and all related interest of $55,096 and $80,062, respectively to exercise 398,317 and 280,474 vested options, respectively under the 2005 Stock Option Plan. An aggregate of 678,791 shares were issued and the Notes were cancelled. No beneficial conversion features were present on these notes.

                    CYBER DEFENSE SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

On September 28, 2006 James Alman utilized the balance owed to him under his note, including principal and all related interest of $68,286 to exercise 341,432 vested options under the 2005 Stock Option Plan. An aggregate of 341,432 shares were issued to him and the Note was cancelled. There was no beneficial conversion feature recognized on this note.

During the nine months ended September 30, 2006 the Company paid an aggregate of $50,000 of the principal balance of the Convertible Note payable to Proxity, Inc.

                                                                             September 30,       December 31,
                                                                                 2006                2005
                                                                             -------------       ------------
Convertible Promissory Note - Cherokee Raiders, interest at 12%
  per annum, due December 31, 2007, unsecured .............................      262,255             312,255

Convertible Promissory Note - Proxity Inc., interest at 12% per annum,
  due July 31, 2008, unsecured ............................................      301,600             351,600

Convertible Promissory Note - William Robinson, interest at 12% per annum, due December 31, 2007, unsecured, net of discount of
  $195,291 and $0, respectively ...........................................      107,176             460,851

Convertible Promissory Note - Jim Alman - interest at 12% per
  annum, due December 31, 2007, unsecured .................................           --              50,000

Convertible Promissory Notes - executive employees - interest at
  12% per annum, unsecured, due December 31, 2007 .........................           --             263,266

Convertible Promissory Notes - Frank Lively - interest at 12% per annum,
  unsecured, due December 31, 2007 ........................................           --             124,343
                                                                              ----------          ----------
                                                                              $  671,031          $1,562,315
                                                                              ==========          ==========

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

Other income and expense for the three months ended September 30, 2006 and 2005 was comprised of interest expense, interest income and derivative valuation losses. Interest expense for the three months ended September 30, 2006 was $1,157,741, of which $922,337 represents amortization of discounts on notes to AJW, Mr. Robinson, Mr. Lively and James Gardiner compared to interest expense of $1,028,259 of which $772,116 represents amortization of loan discount for the three months ended September 30, 2005. Other income and expense for the three months ended September 30, 2005 consists of other income of $32,845 and interest income of $10,386 for which no amount exists for the three months ended September 30, 2006.

Derivative valuation loss for the three months ended September 30, 2006 in the amount of $485,507 relates to the issuance, conversion and revaluation of Notes and Warrants to AJW and various notes issued to Mr. Robinson, Mr. Lively and James Gardiner treated as derivative securities. Derivative valuation loss for the three months ended June 30, 2005 in the amount of $176,862 relates to the issuance, conversion and revaluation of Notes and Warrants to AJW treated as derivative securities. The components of the derivative valuation gains (losses) for the three months ended September 30, 2006 and 2005 are presented in the following table:

                                                                                        Three months ended
                                                                                 September 30,       September 30,
                                                                                      2006                2005
                                                                                 -------------       -------------
Derivative valuation (loss) on issuance of notes - AJW                            $  (527,648)        $(1,338,882)
Derivative valuation (loss) on issuance of warrants -AJW                             (117,140)         (2,376,600)
Derivative valuation (loss) on conversion -AJW                                        (45,305)           (182,001)
Derivative valuation gain on conversion -Robinson                                      20,010                  --
Derivative valuation gain on conversion -Lively                                         4,193                  --
Derivative valuation gain on conversion -Gardiner                                          --                  --
Derivative valuation (loss) on issuance of note - Gardiner                                 --                  --
Derivative valuation (loss) on issuance of note- Robinson                                  --                  --
Derivative valuation (loss) - beneficial conversion revaluation - Robinson             24,960                  --
Derivative valuation (loss) on issuance of notes - Lively                                  --                  --
Derivative valuation (loss) - beneficial conversion revaluation - Lively                   --                  --
Derivative valuation (loss) - beneficial conversion revaluation - Gardiner                 --                  --
Derivative valuation gain (loss) - warrant revaluation AJW                             (9,779)          7,665,119
Derivative valuation gain (loss)- beneficial conversion revaluation - AJW             165,202          (3,944,498)
                                                                                  -----------         -----------
                                                                                  $  (485,507)        $  (176,862)
                                                                                  ===========         ===========

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

The derivative losses for the three months ended September 30, 2006 are primarily due to the issuances of the 6% Convertible Notes to AJW in the aggregate amount of $700,000 and the 770,000 warrants granted relative to the issuance treated as derivative securities during the three months ended September 30, 2006. The stock price was $0.17 as of June 30, 2006 as compared to $0.165 as of September 30, 2006.

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

Other income and expense for the three months ended September 30, 2006 and 2005 was comprised of interest expense, interest income and derivative valuation losses, Interest expense for the nine months ended September 30, 2006 was $2,543,411, of which $1,649,390 represents amortization of discounts on notes to AJW, Mr. Robinson, Mr. Lively and James Gardiner. Interest expense for the nine months ended September 30, 2005 was $1,889,344 of which $933,334 represents amortization of discounts on notes to AJW. Other income and expense for the nine months ended September 30, 2005 other income of $32,845 and interest income of $20,627, for which no amount exists for the nine months ended September 30, 2006.

Also included in other income is the derivative valuation gain for the nine months ended September 30, 2006 in the amount of $3,255,959 relating to the issuance of Notes and Warrants to AJW and various notes issued to Mr. Robinson, Mr. Lively and James Gardiner treated as derivative securities., Also included in other income and expense is the derivative valuation loss for the nine months ended September 30, 2005 in the amount of $7,673,072 relating to the issuance of Notes and Warrants to AJW. The components of the derivative valuation gains (losses) for the nine months ended September 30, 2006 and 2005 are presented in the following table:

                                                                                          Nine months ended
                                                                                  September 30,        September 30,
                                                                                      2006                 2005
                                                                                  -------------        -------------
Derivative valuation (loss) on issuance of notes - AJW                            $ (2,127,303)        $ (3,313,576)
Derivative valuation (loss) on issuance of warrants -AJW                              (610,040)         (11,046,172)
Derivative valuation (loss) on conversion -AJW                                         (58,489)            (182,001)
Derivative valuation gain on conversion -Robinson                                       20,010                   --
Derivative valuation gain on conversion -Lively                                          4,193                   --
Derivative valuation gain on conversion -Gardiner                                          840                   --
Derivative valuation (loss) on issuance of note - Gardiner                             (37,050)                  --
Derivative valuation (loss) on issuance of note- Robinson                             (368,608)                  --
Derivative valuation (loss) - beneficial conversion revaluation - Robinson             767,572                   --
Derivative valuation (loss) on issuance of notes - Lively                              (58,306)                  --
Derivative valuation (loss) - beneficial conversion revaluation - Lively               106,799                   --
Derivative valuation (loss) - beneficial conversion revaluation - Gardiner             (20,520)                  --
Derivative valuation gain (loss) - warrant revaluation AJW                           1,164,955           10,866,669
Derivative valuation gain (loss)- beneficial conversion revaluation - AJW            4,225,140           (3,997,992)
                                                                                  ------------         ------------
                                                                                  $  3,009,193         $ (7,673,072)
                                                                                  ============         ============

The derivative gain for the nine months ended September 30, 2006 relates primarily to the decrease in the value of the common stock for the nine months ended September 30, 2006. The stock price was $0.40 as of December 31, 2005 as compared to $0.165 as of September 30, 2006. As a result of the decrease of the stock price, the valuation of the underlying derivatives decreased significantly. As a result, since the Company recognizes a gain or loss dependant upon the change in valuation at each reporting date, the decrease in the liability related to this value as of September 30, 2006 when compared to the December 31, 2005 resulted in gains, most notably in the AJW beneficial conversion valuation. In addition, the issuance of notes of $1,700,000 to AJW and related warrants for the purchase of 1,870,000 shares of common stock for the six months ended June 30, 2006 decreased from the $4,000,000 issuance of notes to AJW and related warrants for the purchase of 4,400,000 shares of common stock related to issuances of new convertible notes treated as derivative securities in the nine months ended June 30, 2005.

The derivative losses for the six month period ended June 30, 2005 result primarily from the price of the stock on the date of issuance of the AJW securities on April 1, 2005 of $3.60, the price on May 25, 2005 of $2.75 and the price on August 3, 2005 of $2.10 resulted in significant losses upon issuance. The price of the stock at the valuation date of September 30, 2005 decreased to $0.33, .resulting in a decrease in the value of the warrants and the recognition of a derivative valuation gain that partially offset the issuance losses.

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

On January 15, 2006 the Company issued an unsecured note in the amount of $90,000 in exchange for cash of $82,000 and fees of $8,000. The note is due December 31, 2007, is unsecured and bears interest at the rate of 12% and is convertible into Class A common stock at $0.30 per share at any time. On April 20, 2006, the holder converted the note into 300,000 shares of the Company's Class A common stock. The conversion resulted in the reclassification of a derivative liability in the amount of $146,730 to additional paid in capital and the recognition of a gain on conversion of $840.

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