Form 10KSB
period 2006-12-31
CYBER DEFENSE SYSTEMS INC
filed 2007-05-18
CIK 1118480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO________________

COMMISSION FILE NO. 0-31136

CYBER DEFENSE SYSTEMS, INC.

(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

A FLORIDA CORPORATION	45-0508387
(STATE OR OTHER JURISDICTION	(IRS EMPLOYER
OF INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)

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

Check whether the issuer (1) filed all reports required to be filed under Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company ☐ Yes ☒ No

The Issuer's revenues for the fiscal year ended December 31, 2006 were $494,220.

The aggregate market value of the voting stock held by non-affiliates of the Issuer computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of May 14, 2007, was approximately $988,000 based on the $0.04 per share closing price on May 14, 2007. Shares of common stock held by each executive officer and director and by certain persons who own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On May 15, 2007 we have 71,705,872 shares of common stock outstanding, $0.001 par value.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

The Registrant, by this Form 10-KSB has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-KSB.

TABLE OF CONTENTS

PART I

PART I

ITEM 1. BUSINESS

Organization and Background

Cyber Defense Systems, Inc. (“Cyber Defense”, the “Company”, “we”, “us” and “our”) was incorporated in the State of Florida on August 19, 2004 and is the successor company to E-City Software, Inc. (“E-City”), a Nevada corporation, pursuant to a change of domicile merger which became effective on September 1, 2004. The change of domicile merger was preceded by another merger with On Alert Systems, Inc. (“On Alert”) which was also merged into Cyber Defense. On Alert was incorporated on March 17, 2003 in the State of Nevada and subsequently acquired a control position in our majority-owned subsidiary, Cyber Aerospace Corp. (“Cyber Aero”) in March 2004. As a result of the foregoing, we became the successor to E-City and our shares of common stock began trading on the OTC Bulletin Board under the symbol, “CYDF” on September 7, 2004. On March 31, 2005, our majority owned subsidiary, Cyber Aero, was merged into the Company in order to consolidate operations into one company, with one name, and one group of shareholders. On April 1, 2005, we formed Airship Leasing Co., LLC; an Oklahoma limited liability company (“Airship Leasing”) to conduct future commercial operations of Airship, as discussed below. On September 19, 2005, the Company consummated a transaction with Techsphere Systems International, LLC ("TSI") which resulted in TSI becoming the Company’s wholly owned subsidiary. Pursuant to a plan of reorganization and agreement of merger, dated September 19, 2005, Cyber Acquisition Sub, Inc (the “Sub”) merged into TSI, the separate existence of the Sub ceased, and TSI became the surviving corporation. In connection with the merger, the Company issued to the former TSI unit holders a total of 23,076,923 shares of its Class A Common Stock and 245,455 shares of its Class B Common Stock for all of the issued and outstanding ownership interests of TSI. In 2005, TSI formed TSI Holdings Co, LLC ("TSI, LLC") a Georgia limited liability company. On January 30, 2007, TSI reactivated TSI, LLC, in order to raise funds in order deploy two (2) SA-60 Airships, as further described below. Currently, TSI, LLC is owned 95.5% by the Company and 4.5% by outside investors.

Today, the Company conducts its operations through the manufacture and sale or lease of its Cyber UAV line of products, and the manufacture and sale or lease of its lighter-than-air Airship, as discussed below.

Overview

The focus of our business is the design, development and marketing of a new generation of Unmanned Air Vehicles (“UAV’s”) and the design, development and marketing of lighter-than-air airship, both manned and unmanned. We have assembled and continue to build on our team of military experts and aerospace (and composite) engineers to accomplish this goal for the UAV’s. With the acquisition of TSI, we have acquired the global- government, military and non-exclusive commercial marketing rights from TSI, for its semi-spherical manned and unmanned, high-atmosphere airships (the “Airships” or “Techspheres™”). The aerospace company, Sierra Nevada Corporation, or “SNC”, has the exclusive integration rights for the TSI Airships, whether sold or leased to U.S. Government end users. The current prototype SA60 has flown up to an altitude of approximately 20,000 feet and it is anticipated that they will reach up to 65,000 feet, an altitude sufficient for communication and surveillance technologies. We plan to market these Airships to various branches of the U.S. government initially, then to other governments, friendly to the U.S., worldwide, and eventually to telecommunication companies that could reduce the need for expensive satellite technologies for communications and surveillance activities.

Our mission is to acquire and/or develop offensive and defensive security technologies that support a full line of interoperable protection disciplines. By acquiring a homogeneous suite of security products through teamed and licensed marketing and distribution agreements, we plan to introduce our new product line to multiple markets. We believe that prospective government and commercial clients that we are seeking all share similar needs: enhanced security, mobile communication platforms and increased surveillance capabilities.

Cyber Defense UAV’s

The Use of Unmanned Aerial Vehicles (“UAV’s”)

UAV's have been referred to in many ways: RPV's (remotely piloted vehicle), drones, robot planes, and pilot-less aircraft. The DoD defines UAV's as powered, aerial vehicles that do not carry a human operator, use aerodynamic forces to provide vehicle lift, are able to fly autonomously or be piloted remotely, can be expendable or recoverable, with the ability to carry a lethal or non-lethal payload. Ballistic or semi-ballistic vehicles, such as cruise missiles and artillery projectiles, are not considered UAV's by the DoD.

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

We are currently engaged in final testing programs for our CyberScout™ and have finalized designs and have sold and or producing 4 versions of the CyberBug™ UAV’s. The Company continues to develop the M.A.R.S.™ high altitude airships and the Techspheres™ or similar products developed by us and TSI. We recently secured an International Trafficking and Arms Regulation or ITAR agreement allowing us to export our UAV's to countries approved by the U.S. Department of State. In addition, multiple arrangements and relationships have been formed with companies and individual representatives to identify potential buyers of the UAV’s in Europe, the Pacific Rim, and Israel. As part of the our efforts to make the UAV's available for sale, multiple patents protecting the many unique features of the CyberScout™, CyberBug™ and M.A.R.S.™ have been recently filed with the U.S. Patent and Trademark Office.

The CyberScout™ is the first in a series of planned vehicles by Cyber Defense that employ a vertical take-off and landing technique (“VTOL”). Cyber Defense has recently completed a series of controlled flight tests with the CyberScout™, and its propulsion technology is evolving from utilizing gas power to a planned three-turbine, jet-fueled aircraft-less than 10 feet in overall dimensions and weighing in at under 80 pounds fully fueled with payload-which is considered unique among its peers in the industry.

To complement our UAV product offering, Cyber Defense has developed a smaller Unmanned Air Vehicle. The CyberBugTM is one of the first in the UAV's to offer a low cost solution to law enforcement and the military, providing the capability to provide routine surveillance and communication in crowded or remote locations providing authorities the ability to provide cost effective surveillance over areas without the monetary burden that typically occurs when other airborne assets or people are used. Recent developments with the CyberBugTM include flights at altitude above 10,500 feet, interchangeable camera payload pods, improved ruggedizing to allow operations in most weather environments.

The scalable CyberBugTM is now produced in 4 sizes, the CyberBugTM MICRO weighing less that 3 lbs, CyberBugTM B, Large CyberBugTM and the newly developed CyberBugTM Grande with 12 lb payloads and flight times of up to 8 hours depending upon payload and fuel capacity. The system is truly unique in that the control station is based upon the Windows XP operating system. This system could be a driving force for the future development of UAV’s. The CYDF system provides the owner with the ability to control the camera and UAV from areas remote to the plane. An example is that one current proposal is CyberBugTM that would be provided to ground troops and used in preprogrammed missions. The observer could monitor for hostile activity from a remote location from inside the U.S. with the ability to notify forces in theater of potential areas of concern, providing control of the cameras as well as the operation of the vehicles from this location.  The product is scalable and provides camera solution on both the CyberBugTM BATMAV 2.6 pound platform as well as significant sensor and cameras solutions for day and night missions on the larger CyberBugTM  Grande, which also has the capability to fly on station in a programmed or manual mode from 1 hour to up to 3 hours, traveling at speeds of 30 MPH with a camera foot print of 300 x 300 depending on day or night view. The Company has tentative reseller agreements with several companies who provide cameras and or sensor products thus enabling the Company to “piggy-back” established sales channels of these reseller companies.

Our initial focus is to market our existing UAV products to the Department of Defense ("DoD"), homeland defense and intelligence agencies. Our management team believes that it has established viable contacts with the decision makers in these market segments. As this is a substantial market, understanding its future technology requires on-going analysis. We intend to further expand into other market segments that require enhanced security, mobile communication platforms and increased surveillance capabilities. Examples of market segments include, but are not limited to: industrial plants, chemical plants, nuclear sites, oil rigs, oil pipelines, and ports.

To date, Cyber Defense has sold 15 units to both military and law enforcement agencies in the U.S. and to aerospace firms abroad.

Airships

Use of Airships

The use of lighter-than-air airships (“airships”) to provide high altitude surveillance is not a new concept. For over one hundred years, balloons have been used by battlefield commanders to get a “big picture” perspective. We anticipate that a new generation of airship design will bring an enhanced potential to the field by integrating advanced communications with mobile platform stability. We believe airships can operate 25-30 percent cheaper than comparable rotary wing or fixed wing aircraft. The physical configuration of these Airships will allow the system to remain airborne in a set location longer than previously possible. Furthermore, in addition to providing "hovering" ability, the engines of the new generation of the Company’s Airships are designed to rotate, allowing the ship to fly, versus float, to its station. This design also permits the Company’s Airship to spin on its axis permitting greater mobility.

The Company’s Airships have significant potential military and security applications:

•	Surveillance (the military, Drug Enforcement Agency/Customs, the Coast Guard, etc.) of movements 24 hours a day/ seven days a week in multiple environments;
•	Quick replacement of obscure/destroyed technology infrastructures with on-board wireless communication capability; and
•	Command and control of ground and airborne communications.

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

Existing Airship products include the TSI SA 60 Low Altitude Airship (“LAA”), the TSI SA 90 Medium Altitude Airships (“MAA’s”). The Company plans to develop its TSI High Altitude Airships (“HAA’s”). The Airships are used primarily to provide persistent surveillance 24/7 and have been updated to include the latest tracking devices for troop and weapons movement. These Airships have unique capabilities such as the TSI SA 60 with altitude capabilities of up to 15,000 feet and carry payload of up to 500 lbs, the TSI SA 90, with specifications including remaining airborne up to 48 hours, carrying payload up to 1,000 lbs, while maintaining station keeping at altitudes up to 20,000 feet.. The inventor and patent holder, Holken Colting, of 21st Century Airships, holds the world’s attitude record for lighter-than-air airships with his successful flight reaching an altitude in excess of 20,000 feet. The U.S. Navy Naval Air Systems Command (NAVAIR) has historically awarded TSI with a series of technology proof of concept contracts.

Various U.S. Government agencies, including among others, the National Aeronautics and Space Administration, the Department Of Defense, and Department of Homeland Security have indicated interest and belief that the Airships can be instrumental in their respective future technology requirements. These interests were based upon testing demonstrations with the first operational prototype the TSI SA 60. Additionally, sensor and communication enhancements under development by outside contractors will be tested and ultimately fielded by the Company under joint ventures with external strategic partners to provide a fully integrated network from the ground to satellite.

As previously addressed, TSI under license from 21st Century Airships has developed thus far two Airships. The first is the Low Altitude Airship (LAA). The LAA is a sixty foot airship for use in the commercial arena for product sponsorship. The second is the Mid Altitude Airship (MAA) which is 90 feet in diameter and has an operational altitude of 10,000 to 20,000 feet, with a payload capacity of 1,000 pounds. The MAA has been developed for use by the government for surveillance, communications, and remote sensing. The MAA is in the prototype stage with completion scheduled for September 2007. The agencies that have requirements for the capabilities of this airship are as follows: Department of Defense, Department of Homeland Security, NASA, NOAA, Federal Bureau of Investigation, NSA, DEA, Department of Agriculture, Department of Commerce and the Merchant Marines. In addition, through our TSI subsidiary, it has an exclusive, worldwide license with 21st Century Airships, Inc. for the manufacture of its Airships.

Flying a 21st Century Airships prototype, CEO Hokan Colting and co-pilot Tim Buss set an airship record for altitude, reaching 6,234 m (20,450 ft) on June 12, 2003, while flying between Alberta and Saskatchewan, Canada. The feat is certified by Federation Aeronautique Internationale, the governing body for aviation and space world records, as the absolute record in altitude for airships. In comparison, non-rigid, cigar-shaped airships can barely reach 1,500 m (5,000 ft). Eleven airships have been manufactured thus far by 21st Century and range from rudimentary prototypes to sophisticated, record breaking crafts

SNC issued to TSI the first purchase order for long lead items for the development project to build a high altitude airship.  In addition, Naval Air Systems Command, or NAVAIR, has contracted with us to flight-test the SA-60 spherical Airship in order to evaluate its potential to satisfy future military and defense requirements. The SA-60 is manufactured by TSI. SNC has an exclusive agreement to be the sole integrator for the TSI Classified Government Airships which will provide technology, payload, and sensor integration for the ongoing project.

Airship Leasing

The Company’s purpose for Airship Leasing is to initially own, operate and conduct the Company’s future corporate sponsorship and additional commercial leasing activities through the Company (also the “Manager”) with its helium filled, TechspheresTM, manufactured by TSI. It is contemplated that the TechspheresTM will be put into service under a corporate sponsorship agreement(s) to promote brand recognition as well as communication and other technology test operations.

The construction cost, to be performed by TSI, for the Low Altitude TechspheresTM is approximately $2.3 million each, including license fees owing to 12st Century Airships. In exchange for the Company’s two work-in-progress Airships, Cyber will receive Class II units and its contribution of TSI’s license rights pursuant to the 21st Century Airship license agreement.

Competition

In 2005, TSI formed TSI Holdings Co, LLC ("TSI, LLC") a Georgia limited liability company. On January 30, 2007, TSI reactivated TSI, LLC, in order to raise funds in order deploy two (2) SA-60 Airships. The Company’s intent is to sell an aggregate of twenty-five (25%) percent membership interest in TSI, LLC. Airship Leasing’s ownership structured shall consist of Class I Unit holders and the sole Class II Unit holder, Cyber Defense, Class I unit holders shall own, assuming the full subscription price of Units offered a total of 25 Units, for an aggregate subscription price of $2.5 million. Upon return from future positive net income of Class I Unit holder shall be entitled to twenty-five percent (25%) of future available net income for distribution, with the remaining seventy-five percent (75%) payable to the Class II Unit holder.

Cyber Defense UAV’s

We face competition from entities with far more substantial financial and human resources, together with far more access to procurement personnel in the military and the security industries. Our industry is highly competitive and characterized by rapid technological change. A number of UAV’s presently exist, both domestically and internationally. A buildup of domestic UAVs (promoted by the Department of Defense) occurred in the late 1980s and well into the 1990s. Depending on the mission requirements, UAVs may be classified in three categories: Close Range, Short Range and Endurance vehicles. Close Range is defined as within approximately 50 kilometers. Short Range is defined as within approximately 200 kilometers and Endurance is defined as anything beyond 200 kilometers. Within these three categories of vehicles, approximately 22 companies within the United States are or have been involved in UAV development. Our principal competitors include, but are not limited to: AAI Corporation, Lockheed Martin and Raytheon. Lockheed Martin has recently instituted a Skunk Works project with the Jet Propulsion Laboratory (JPL) and Raytheon also recently announced a UAV Program named Bike Shop. We do not anticipate that these companies will attempt to replicate the relatively inexpensive CyberBug™ or CyberScout™ because large multinational companies require a substantial return on investment prior to commencing any development efforts. Such companies will likely not be able to generate the types of returns necessary to consider entering the market. No assurance can be given, however, that these larger more resourceful competitors will not attempt to replicate our CyberBug™ or CyberScout™ UAVs. If we do not continue to improve existing product lines, develop new products and technologies, our business could be materially adversely affected.

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

Within these three categories of vehicles, approximately 22 companies within the U.S. are or have been involved and represent approximately 45 different UAV configurations. See UAV characteristics chart for base platforms. Their known performance capabilities and payload accommodations are presented below. They range in size from hand-held to much larger vehicles with payload weight capabilities ranging from a few pounds to approximately 2000 pounds.
UAV CHARACTERISTICS AVAILABLE

UNMANNED AERIAL VEHICLE	ENDURANCE (HOURS)	PAYLOAD WEIGHT (POUNDS)	ALTITUDE CAPABILITY (FEET)
Aerosonde	40.0 hrs.	2.2 lbs.	20,000 ft.
Altus2	24.0 hrs.	330 lbs.	65,000 ft.
BQM-34	1.25 hrs.	470 lbs.	60,000 ft.
Exdrone	2.5 hrs.	25 lbs.	10,000 ft.
Global Hawk	42 hrs.	1,960 lbs.	65,000 ft.
Gnat 750	48.0rs.	140 lbs.	25,000 ft.
Pioneer	5.5 hrs.	75.0 lbs.	12,000 ft.
Shadow 200	4.0 hrs.	50 lbs.	15,000 ft.

We also face intense competition in the airship industry. Recently, manufacturers, such as Lockheed Martin, and certain research facilities, such as Johns Hopkins University, the University of Arizona and Georgia Tech Research Institute, have undertaken (through research grants from the U.S. Government and/or private funds) to develop mid to high altitude Airships. Without such grants or private financing, airship manufacturers would be unable to commence or complete research and development of high altitude Airships. Lockheed Martin recently received funding from the U.S. Government in the amount of $50 million via the HAA ACTD project. In addition, a start-up company, Sanswire Networks LLC, a subsidiary of GlobalTel Communications Corp., has unveiled a prototype Airship which it claims can fly to the near space above 65,000 foot altitude level. If our competition secures funding from the U.S. Government or other financing sources and completes prototypes of high altitude Airships before us, it could have a material, adverse effect on our business.

A lighter-than-air airship or dirigible is a buoyant lighter-than-air aircraft that can be steered and propelled through the air. Unlike aerodynamic vehicles such as fixed-wing aircraft and helicopters which stay aloft by moving an airfoil through the air in order to produce lift, aerostatic craft such as airships and balloons stay aloft by filling a large cavity with lighter than air gas.

Airships were the first aircraft to make controlled, powered flight. They were widely used prior to the 1940s. Their use decreased over time as their capabilities were surpassed by those of airplanes. A series of accidents, including the 1937 burning of the hydrogen-filled Hindenburg at Lakehurst, New Jersey, furthered their decline. Airships are still used today in certain niche applications however, including advertising and sightseeing.

There are numerous manufacturers of lighter-than-air, airships, many of which have greater financial resources that we do. A list of some of the industry participants include, among others, the following: 21st Century Airships, Advanced Hybrid Aircraft, Airship Management Services, American Blimp Corporation, Global Skyship Industries, Goodyear, Hua Jiao Airship Inc, Millennium Airship, Ohio Airships, ROS Aero Systems, US LTA Corporation, Voliris, Varialift, WDL-Luftschiff GmbH, World Skycat, World-Wide Aeros, and Zeppelin.

As previously discussed, through TSI, the Company has acquired the world-wide right to license the proprietary technology of 21st Century Airships. 21st Century Airships was founded in 1988 as a research and development company for lighter-than-air craft. Its primary objective is to improve traditional airship technology and develop modern, safe and cost-effective airships for a wide variety of applications. 21st Century’s most important achievement is the development of a new type of airship that is spherical and finless. An analogy would be the comparison of the traditional fixed wing aircraft verses the benefits in required environments for the rotary wing, helicopter. It features:

•	An internal cabin for pilot and passenger(s), or in the case of unmanned flight - provides ability to carry payloads ranging from 400 to 4,000 pounds;
•	A hybrid diesel-electric power system with a low noise profile;
•	The amphibious ability to land on and take-off from water;
•	Internal illumination for spectacular visuals during night time flights;
•	A basic design that is suitable for a number of diverse applications;
•	Futuristic appearance;
•
An outer envelope, or skin, made of Honeywell Corporation’s Spectra® fiber, one of the world’s strongest and lightest fibers. Spectra® is a bright white polyethylene and, pound-for-pound, ten times stronger than steel, and according to Honeywell, more durable than polyester and has a specific strength that is 40 percent greater than DuPont’s Aramid fiber;

•	Unique ability to achieve high altitude quickly due to inner expandable envelope for Helium with air pressure differential against the outer Spectra® envelope wall;
o	Inner envelope expansion factor provides for achieving altitudes in excess of 60,000 feet, which traditional airships cannot achieve;
•	The spherical structure with vectoring engines can lift off and land in a small confined space versus the landing field and manning requirements of the traditional airship; and
•	Deployable in the field; a 5 to 6 person crew can off load, erect and deploy in the field within a day.

While many of the competitors mentioned above have designs and features unique to themselves, while there can be no assurances of success, the Company believe that the unique attributes of the 21st Century Airship design mentioned above will position it well from a completive market environment.

Sources and Availability of Raw Materials

Raw materials for the production of the Company’s products are standard products and where necessary are selected from FAA certified venders. Certain of the Company’s venders require deposits which at times may negatively impact the Company’s operations based upon working capital constraints.

Dependence on Major Customers

For both the Cyber Defense and TSI business units, we expect that U.S. Government sales to agencies, such as Homeland Security, the Department of Defense and various U.S. intelligence services, will be the primary source of our revenue for the foreseeable future. Our ability to compete successfully for and retain business is highly dependent on technical excellence, management proficiency, strategic alliances, cost-effective performance and the ability to recruit and retain key personnel. U.S. Government programs are subject to uncertain future funding levels, which can result in the extension or termination of programs. Our business is also highly sensitive to changes in national and international priorities and U.S. Government budgets. Events like Operation Iraqi Freedom, the continued war on terrorism and nuclear proliferation in North Korea may positively or adversely affect funding for our programs or result in changes in U.S. Government programs or spending priorities. If the U.S. Government or other friendly countries with which we do business no longer consider the threat of terrorism a priority, no assurance can be given that our contracts with such governments will continue to be renewed. Accordingly, the loss of such contracts will have a material adverse affect on our business.

Assuming Airship Leasing is successful in its mission to secure commercial sponsorship agreements, it is contemplated that said agreements will provide for a term typically from between six to 12 months. It will be necessary for Airship Leasing to be able to secure alternative agreements in the event any then existing relationship is terminated either pursuant to a default or termination due to the non-renewal once a certain term expires.

Intellectual Property

We have filed for patent protection with the U.S. Patent and Trademark Office regarding the CyberBug™, CyberScout™ UAV’s and M.A.R.S.™ system. Our products rely on our proprietary technology, and we expect that future technological advancements made by us will be critical to sustain market acceptance of our products. Therefore, we believe that the protection of our intellectual property rights is, and will continue to be, important to the success of our business. Consequently, our ability to compete effectively will depend, in part, on our ability to protect our proprietary technology, system designs and manufacturing processes. Unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. In particular, one of our competitors is attempting to develop a UAV which we believe replicates/copies the CyberBug™ and we served this company with notice requesting such company cease and desist from what we believe are activities that infringe upon our unique products. Monitoring unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we may take will prevent unauthorized use of our technology. In addition, the measures we undertake may not be sufficient to adequately protect our proprietary technology and may not preclude competitors from independently developing products with functionality or features similar to those of our product.

If the protection of our trademarks and proprietary rights is inadequate, our brand and reputation could be impaired and we could lose customers. The steps we take to protect our proprietary rights may be inadequate. We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

Government Regulations

U.S. Government agencies, such as the Defense Contract Audit Agency, or the DCAA, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us.

As a U.S. government contractor, we are subject to a number of procurement rules and regulations. We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government contracts. These laws and regulations, among other things:

•	require certification and disclosure of all cost and pricing data in connection with contract negotiations;
•	impose accounting rules that define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. Government contracts; and
•	Restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.
•
We are currently engaged in final testing programs for both the TSI Airships, CyberScout™ and CyberBug™ UAV’s and we plan future testing of the M.A.R.S. ™ system or comparable systems currently being developed by the current the working airship group, such as, us, TSI and SNC. We recently secured an International Trafficking and Arms Regulation, or ITAR Agreement, from the U.S. Department of State. The ITAR Agreement will allow us to export our UAV’s to countries approved by the U.S. Government. We anticipate that a significant amount of our future revenues will be derived from overseas sales. If the ITAR Agreement is restricted in any way or revoked by the U.S. Government, we will be unable to expand our operations overseas and our business may be materially affected by such restrictions.

•
Furthermore, licenses for the export of many of our products are required from government agencies in accordance with various statutory authorities, including the Export Administration Act of 1979, the International Emergency Economic Powers Act, the Trading with the Enemy Act of 1917 and the Arms Export Control Act of 1976. We can give no assurance that we will be successful in obtaining these necessary licenses in order to conduct business abroad. In the case of certain sales of defense equipment and services to foreign governments, the U.S. Department of State must notify Congress at least 15 to 30 days, depending on the size and location of the sale, prior to authorizing these sales. During that time, Congress may take action to block the proposed sale.

Certain of the Company’s product are subject to the regulations of the FAA, specifically the UAV’s. Airships sold to the U.S. Government are not subject to said regulations as well as with prospective corporate sponsorship ventures in the commercial market.

With regard to UAV’s, FAA Advisory Circular 91-57 was issued in June of 1981. It spoke to the operation of model aircraft in the national air space (“NAS”). The requirement was that the vehicle stays below 400 feet AGL and in visual site of the operator or observer.

There was an AFS-400 memorandum (AFS-400 UAS Policy 05-01) dated September 16, 2005 that added clarification. While it addressed all UAV/UAS operations from ground to FL60 (60,000 feet), it did have specific direction for smaller UAV/UAS platforms. Paragraph 6.13 specifically stated that “UA (unmanned aircraft) that comply with the guidance in AC 91-57 are considered model aircraft and are not evaluated by the UA criteria in this policy”. AC 91-57 does not speak t commercial vs. hobby so it was interpreted that as long as the UA was flown in line of sight and below 400 feet, that compliance was addressed.

On February 13, 2007, the FAA issued Docket No. FAA 2006-25714; Notice No. 07-01. It clarified the FAA’s position regarding UAV/UAS/UA operations in the NAS. It states that either a Certificate of Authorization (COA) or A Special Airworthiness Certificate or compliance with AC 91-57 is required to operate in the NAS. It further states that 91-57 is not applicable to commercial enterprises.

The position that Cyber Defense took for flight for its own use was to pursue the Special Airworthiness Certificate. The Cyber Defense CyberBug UAV completed the first phase of a two phase program outline by the FAA. The first phase included a presentation of the company and vehicle. The plan is to complete all of the action items prior to the second FAA visit and be awarded an Airworthiness Certificate at that time. This will allow for restricted operation in the NAS of the CyberBug. It will also allow for acquisition of flight data to support adding additional flight privileges in the NAS. The next FAA visit is scheduled for June 14/15, 2007.

Government agencies such as law enforcement would want to apply for a COA to operate in their area of interest. In 2006 the U.S. Forestry Service obtained a COA to operate a CyberBug.

Our business is also subject to a wide range of general and industry specific environmental, health and safety and federal, state and local laws and regulations, including those relating to air emissions, wastewater discharges, solid and hazardous waste management and disposal and site remediation. Compliance with these laws and regulations is a significant factor in our business. We, as well as some of our competitors, may incur significant capital and operating expenditures to achieve and maintain compliance with applicable environmental laws and regulations. Our failure to comply with applicable environmental laws and regulations or permit requirements could result in substantial civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring remedial or corrective measures, installation of pollution control equipment or other actions. We may be responsible under environmental laws and regulations for the investigation, remediation and monitoring, as well as associated costs, expenses and third party damages, including tort liability relating to past or present releases of hazardous substances on or from any properties in which we operate. Liability under these laws may be imposed without regard to whether we knew of, or were responsible for, the presence of those substances on our property and may not be limited to the value of the property. We may also be responsible under environmental laws and regulations for the investigation, remediation and monitoring, as well as associated costs, expenses and third party damages, including tort liability, related to facilities or sites to which we have sent hazardous waste materials. In addition, situations may give rise to material environmental liabilities that have not yet been discovered. New environmental laws (or regulations or changes in existing laws) may be enacted that require significant expenditures by us. If the resulting expenses significantly exceed our expectations, our business, financial condition and operating results might be materially affected.

Research and Development

Research and development costs for 2006 were $281,380 compared to $691,660 in 2005. The decrease is primarily due to reduced research and development efforts in 2006 due primarily to reduced non-recurring engineering costs in the development of TSI’s airships.

EMPLOYEES

As of the date hereof, we have 12 full-time employees. Of these employees, 3 serve in management and administrative positions, 2 serve in research & development, 5 serve in manufacturing, and 2 serve in business development.

None of our employees are covered by a collective bargaining agreement. We have never experienced a work stoppage and we believe that we have satisfactory working relations with our employees.

ITEM 2.  DESCRIPTION OF PROPERTY

Cyber owns no real property. We are located at 10901 Roosevelt Boulevard Suite 100D in St. Petersburg, Florida. This facility is over 3,500 square feet and houses our corporate headquarters, R&D facilities and is being readied for final assembly of our CyberBugTM and CyberScout product. We currently pay rent of $3,596 per month. Techsphere leases office, warehouse and manufacturing space in Columbus, GA for $7,800 per month and that lease expired in February, 2007 and is currently continuing on a month to month.basis.

All of our facilities are in good repair.

We believe that our existing facilities will be adequate to meet our needs for the foreseeable future. Should we need additional space, management believes it will be able to secure additional space at commercially reasonable rates.

We do not have any investment policies with respect to investments in (i) real estate or interests in real estate, (ii) investments in real estate mortgages and (iii) securities of or interests in persons primarily engaged in real estate activities. We have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings, nor are any legal proceedings pending or threatened, other than those arising in the ordinary course of business. We are not aware of any legal proceedings contemplated by any governmental authorities involving us. None of our directors, officers or affiliates is an adverse party in any legal proceedings involving us or our subsidiaries, or has an interest in any proceeding which is adverse to us or our subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for stockholders' vote during the fiscal year 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of May 15, 2007, there were approximately 246 record owners of our common stock, which is traded on the OTC Bulletin Board under the symbol CDF.OB Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ending	High	Low
3/31/02	$3.30	$0.35
6/30/02	$0.35	$0.04
9/30/02	$0.10	$0.01
12/31/02	$0.01	$0.01
3/31/03	$0.01	$0.00
6/30/03	$0.04	$0.01
9/30/03	$0.20	$0.01
12/31/03	$0.15	$0.06
3/31/04	$0.10	$0.04
6/30/04	$0.06	$0.02
9/30/04*	$0.01	$1.81
12/31/04	$2.50	$1.50
3/30/05	$3.65	$2.00
6/30/05	$0.52	$0.27
9/30/05	$0.52	$0.22
12/31/05	$0.60	$0.27
3/31/06	$0.60	$0.27
6/30/06	$0.55	$0.17
9/30/06	$0.30	$0.12
12/31/06	$0.20	$0.11

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

The Company did not adopt a compensation plan or employee benefit plan in 2006; however, the 2005 Stock option Plan has been approved by the shareholders in 2006.

Recent Sales of Unregistered Securities

We made the following unregistered sales of securities in 2006:

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

General

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report. In addition, at December 31, 2005 and 2006, our auditors, Hansen, Barnett & Maxwell, the Company's Independent Registered Public Accounting Firm, raised substantial doubt about our ability to continue as a going concern.

Results of Operations

The Year Ended December 31, 2006 as compared to December 31, 2005

Revenues in 2006 were $494,220 in fiscal 2006 as compared to $461,244 in fiscal 2005. Sales for Cyber for fiscal 2006 were $250,188 compared to $137,256 for fiscal 2005. The increase is primarily due to increased sales of the Cyber Bug. Sales in fiscal 2006 for TSI were $242,907 compared to $323,988 in 2005. Sales in fiscal 2005 were from the date of acquisition of September 19, 2005. The decrease is primarily due to a decrease in revenues from a major customer of TSI during fiscal 2006.

Cost of sales for fiscal 2006 totaled $223,388 as compared to $449,995 in 2005. Cost of sales for fiscal 2006 for Cyber totaled $117,299 as compared to $117,548 for fiscal 2005. The decrease is due primarily to manufacturing efficiencies during 2006. Cost of sales for TSI for fiscal 2006 totaled $106,089 as compared to $332,447 for fiscal 2005 were from the date of acquisition of September 19, 2005. The decrease is due to better cost management achieved from outsourcing certain functions in 2006.

Research and development costs for 2006 were $281,380 compared to $691,660 in 2005. The decrease is primarily due to reduced research and development efforts in 2006 due primarily to reduced non-recurring engineering costs in the development of TSI’s airships

General and administrative expenses totaled $6,486,104 for the year ended December 31, 2006 as compared to $4,031,236 for the year ended December 31, 2005, a net increase of $2,454,868. The net increase is primarily due to $3,462,999 of expenses of TSI for fiscal 2006. In fiscal 2005, TSI incurred $928,055 from the date of acquisition of September 19, 2005 to December 31, 2005.

Stock option compensation expense for the fiscal 2006 totaled $2,271,687 relating to the fair value of stock options that vested or were accelerated during the period, an increase of $2,170,501 as compared to the fiscal 2005 expense of $$101,186. The increase is due to the normal and accelerated vesting of the options granted on September 19, 2005 effective September 28, 2006 that resulted in aggregate compensation expense of $1,681,412. In addition, the Company granted an additional 3,575,000 options during fiscal 2006 which vested upon grant resulting in compensation expense of $589,875.

The impairment loss of $11,330,674 for fiscal 2006 is related to the exclusive manufacturing license from 21st Century Airships. Management determined that the asset was impaired due to the reduced expected revenues and cash flows for the license, creating the impairment. The impairment of goodwill in the amount of $4,577,069 for the fiscal 2005 pertains to goodwill associated with the acquisition of Cyber Aerospace.

Other income and expense for the year ended December 31, 2006 and 2005 was comprised of interest expense, interest income and derivative valuation gains or losses. Interest expense for the year ended December 31, 2006 was $3,193,247, of which $$2,359,464 represents amortization of discounts on notes to AJW, Mr. Robinson, Mr. Lively and James Gardiner. Interest expense for fiscal 2005 was $2,459,269 of which $1,237,667 represents amortization of discounts on notes to AJW. Other income and expense for the fiscal 2005 includes interest income of $4,689, for which no amount exists for the fiscal 2006.

Also included in other income is the derivative valuation gain for the year ended December 31, 2006 in the amount of $1,035,118 relates to the issuance of Notes and Warrants to AJW and various notes issued to Mr. Robinson, Mr. Lively and James Gardiner treated as derivative securities. The derivative valuation loss for the year ended December 31, 2005 in the amount of $6,182,166 relates to the issuance of Notes and Warrants to AJW.

The components of the derivative valuation gains (losses) for the years ended December 31, 2006 and 2005 are presented in the following table:

	Year ended December 31,
	2006	2005
Derivative valuation (loss) on issuance of notes - AJW	($2,451,967)	($3,313,576)
Derivative valuation (loss) on issuance of warrants -AJW	(663,080)	(11,046,172)
Derivative valuation (loss) on conversion -AJW	(58,489)	(162,217)
Derivative valuation gain on conversion -Robinson	20,010	-
Derivative valuation gain on conversion -Lively	4,193	-
Derivative valuation gain on conversion -Gardiner	840	-
Derivative valuation (loss) on issuance of note - Gardiner	(37,050)	-
Derivative valuation (loss) on issuance of note- Robinson	(368,608)	-
Derivative valuation (loss) - beneficial conversion revaluation - Robinson	757,019	-
Derivative valuation (loss) on issuance of notes - Lively	(58,306)	-
Derivative valuation (loss) - beneficial conversion revaluation - Lively	106,799	-
Derivative valuation (loss) - beneficial conversion revaluation - Gardiner	(20,520)	-
Derivative valuation gain (loss) - warrant revaluation AJW	1,240,536	10,634,976
Derivative valuation gain (loss)- beneficial conversion revaluation - AJW	2,563,741	(2,295,177)
	$1,035,118	($6,182,166)

The derivative gain for the year ended December 31, 2006 relates primarily to the decrease in the value of the common stock for the year ended December 31, 2006. The stock price was $0.40 as of December 31, 2005 as compared to $0.155 as of December 31, 2006. As a result of the decrease of the stock price, the valuation of the underlying derivatives decreased significantly. As a result, since the Company recognizes a gain or loss dependant upon the change in valuation at each reporting date, the decrease in the liability related to this value as of December 31, 2006 when compared to the December 31, 2005 resulted in gains, most notably in the AJW and Robinson Note beneficial conversion valuation.

Legal Contingencies

We may be subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to the environment, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on a careful analysis of each individual issue with the assistance of outside legal counsel. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. On December 31, 2006, there are no outstanding legal proceedings, nor are there any reserves established.

Liquidity and Capital Resources

The Company's primary needs for liquidity and capital resources are the funding of salaries, and other administrative expenses related to the management of the Company as well as for payment of the cost of products sold and inventory.

The Company's cash and cash equivalents of $86,703 as of December 31, 2006 are not sufficient to support current levels of operations for the next twelve months and it will be necessary for the Company to seek additional financing.

Subsequent to year end, on May 8, 2007, the Company received $335,000 pursuant to a Securities Purchase Agreement dated May 8, 2007 with AJW in exchange for 6% Callable Secured Convertible Notes and issued five year warrants to purchase 20,033,500 shares of common stock priced at $0.07. The Notes are convertible into common stock of the Company at a 60% discount to market pursuant to the terms of the Secured Convertible Note agreements. The conversion of the Notes is subject to an effective Registration Statement. The Notes are secured by all of the Company's assets, except for its accounts receivable and proceeds of inventory. This financing is not considered adequate to sustain the Company’s operations.

The Company is in negotiations with a potential lending source, but there can be no assurance that these negotiations will be successful or that the Company will obtain sufficient financing or that financing(s) will be structured on agreeable terms.

Subject to the realization of certain financings as described above we should be in a position to fund the anticipated level of operations for at least one year. However, there can be no assurances that this will be the case. If we are unable to obtain sufficient financing, the Company will be forced to severely curtail or even cease operations.

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

Accounting for Income Taxes

No income taxes have been paid or accrued because the Company had no net income for the fiscal year ended December 31, 2006 or 2005. The Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases. Deferred tax assets and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

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

With the acquisition of TSI in September, 2005 the Company acquired an exclusive, worldwide license with 21st Century Airships, Inc. for the manufacture of its airships. The value recorded for the license was $14,255,649 pursuant to an independent valuation which was originally being amortized over the 18 year life of the license, resulting in monthly amortization of $65,998 through September 30, 2006. On September 30, 2006 management determined that the value of this asset was impaired. As a result of this determination, the Company recorded an impairment loss for $11,330,674 for the year ended December 31, 2006. In addition, management determined the estimated remaining useful life to be 7 years from September 30, 2006. The book value of the asset was reduced to $2,100,000.

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

In December 2006, the FASB issued EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FASB Staff Position (FSP) addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” The guidance in this FSP amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of FASB Statement No. 115 (“SFAS 159”). This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and to recognize the resulting gains and losses in the results of operations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The impact of adopting SFAS 159 on the Company’s consolidated financial statements, if any, has not yet been determined.

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements are included after the Exhibit Index beginning on page F-1 of this Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

The Company's principal executive officer and principal financial officer, based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of December 31, 2006 have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company are recorded, processed, summarized and reported within the time periods in which this Annual Report has been prepared.

The Company's principal executive officer, who is also our principal financial officer, has concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the year ended December 31, 2006, the date of his most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

As of May 15, 2007, the Directors and executive officers of the Company are presented below.

NAME	AGE	TITLE

William C. Robinson	51	Director, Chairman, CEO,
Secretary & Treasurer
Joseph A. Grace, Jr.	48	Director
Stephen I. Johnson RADM USN (ret.)	59	Director
Michael Lawson	50	Director, President TSI
Frank Lively	71	Director
Marinko Vekovic	53	Director
James Alman	45	Vice President Engineering
David Barnes	64	CFO

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

Joseph A. Grace, Jr. - Director

Mr. Grace is a 1980 graduate of the United States Naval Academy. He received his MBA from the University of New Orleans. After serving almost nine years as a nuclear submarine officer, he left the active duty Navy to take a position with a Fortune 500 Electronics firm in California, where he held various positions in sales and sales management. He returned to Louisiana in November of 1994 to become the founding President of the LTC, a technical trade association committed to transforming the Louisiana Technology Industry. Mr. Grace has remained active as a Captain in the United States Naval Reserve. In 2001 Captain Grace assumed the Reserve position of Special Projects officer and spokesperson for the Navy's $8 Billion enterprise rollout of the Navy Marine Corps Intranet. He has since been fully recalled to Active Duty in support of Operation Enduring Freedom, as the Chief Information Officer for Navy Medicine. His responsibilities include all operational Information Management and Information Technology in support of the Bureau of Medicine and Surgery for the Surgeon General. He is active on many Boards and Committees and is a recognized leader of the business community of Louisiana.. Mr. Grace has been President and a Director of Proxity since May 2001.

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

Michael Lawson - Director, President of TSI

Mr. Lawson has been involved with the international aerospace community for 15 years. In 1989, Mr. Lawson founded Space Marketing, Inc., which successfully worked with the NASA and Russian Space Agency on commercialization of space program initiatives. SMI was responsible for creating a national promotion for the Pepsi-Cola Company in a 1990 “Take Flight with Ideas” campaign with NASA. Mr. Lawson also participated in President George Bush’s Outreach Program to evaluate the return to the Moon and ultimately a manned landing on Mars. Mr. Lawson was involved with the Lunar Prospector project that landed on the Moon in mid 1997. In 1992, Mr. Lawson’s company created two International Space Exhibits, a Space Station Tour with NASA exhibits and a full scale Lunar Habitat. The two exhibits toured 50 cities throughout the United States and Canada and were visited by more than 20 million people between 1992 and 1996. Mr. Lawson was responsible for executing a contract with Pepsi-Cola to film the first commercial in space outside the Mir Space Station. Pepsi and Mr. Lawson’s success led to other promotional space campaigns with corporations such as Frito-Lay and MTV.

Frank Lively-Director

Mr. Lively received a Bachelor of Arts Degree from the University of Richmond in 1956. He went to work for as maintenance Repair Specialist at General Electric Co in 1956. In 1958, he became a Property Claims Adjuster for Federated Mutual Implement and Hardware Insurance Co. in Richmond, VA. He was promoted to Claims Supervisor in 1960. In 1967, he accepted a job to open a new office for Western Salvage and Appraisal Co., in Atlanta, GA. Frank began as a field rep for that company until in 1974 he was promoted to the position of Manager of the Southeastern Region. During that period of time, from 1974 until 1980, and with the growth of the company, there were three satellite offices opened in the Southeastern Region.

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

Frank served as President and CEO of TRC from 1985 until 1994 when he sold his partnership in TRC. During that period of time, TRC grew from a start-up to sales of $20 million and had three branch offices. The company was called to serve the insurance industry all over the world, including Italy, the UK, Fiji Islands, Australia, Singapore, Canada, Mexico, and others. The largest restoration job ever in the USA was the restoration of the World Trade Center in New York in 1993 when terrorists attacked it. Because of the company’s reputation the port authority hired TRC, immediately without the job going out for bid. TRC with 110 supervisors worked 3,400 laborers 24 hours per day and completed the job in 16 days.

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

James Alman - Vice President Engineering

Mr. Alman has a Bachelor of Science degree in Aerospace Engineering from Boston University. Before joining Cyber Defense, from November 1999 to July 2004, Mr. Alman served as the Director of Engineering for AirTran Airways and led a group of engineers in the technical support of AirTran. Mr. Alman has worked on the Electromagnetic Interference (EMI) project, Secure Cockpit Doors project, the Autoland project, and various new aircraft introduction projects. As a test engineer for the NASA Langley Research Center, Mr. Alman designed various types of wind tunnel research hardware. He was a team member on the Daedalus Project, a MIT-based group that designed, built and flew three 114-foot span composite human powered aircraft that holds three world records for human powered distance flying

David Barnes, CFO

Mr. Barnes was appointed as a Chief Financial Officer in August 2005. Mr. Barnes is currently Chief Financial Officer of Cyber Defense Systems, Inc. (Symbol: CYDFE.OB) and sits on the board of several non-related companies as Audit Committee Chairman and Financial Expert. David previously served as COO/CFO of several other companies on both a full time and consultative basis including, Nextron, Beefsteak Charlies, American Complex Care, Legend Foods, Intelcom Data Systems, and Superior Care, Inc.

Mr. Barnes was the CFO of American United Global, Inc. from April, 1996 to July, 2006. He has been the CFO of Neah Power (NWPS) since April, 2006.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and any person who owns more than 10% of our common stock (the "Reporting Persons") to file with the Securities and Exchange Commission reports of ownership and reports of changes in ownership of our common stock. Under Securities and Exchange Commission rules, we receive copies of all Section 16(a) forms that these Reporting Persons file. We have reviewed copies of these reports and written representations from the Reporting Persons. We believe all Reporting Persons complied with their Section 16(a) reporting obligations during 2006.

CODE OF ETHICS

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B. This Code of Ethics applies to our principal executive officer, our principal financial officer and principal accounting officer, as well as all other employees, and is filed herewith. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four days of such amendment or waiver.

ITEM 10. EXECUTIVE COMPENSATION

Executives and Directors Compensation

The following table sets forth summary information concerning the compensation received for services rendered to the Company during the year ended December 31, 2006 by our Chairman of the Board, William C. Robinson, President, Chief Executive Officer, and our Directors, and Officers

Summary Compensation Table

	Annual Compensation				Long Term Compensation
Name and Position	Year	Salary ($)	Bonus ($)	Other ($)	Restricted Stock Awards	Options	L/Tip ($)	All Other
William C. Robinson CEO/President	2006	187,500*	0	$20,700	-	-	-	-
Michael Lawson President (Techsphere)	2006	100,000	-	$12,000	-	-	-	-
James Alman Vice President	2006	130,000	0	-	-	-	-	-
Johnny Youngbeck	2006	100,000	-	$12,000	-	-	-	-

* Mr. Robinson quit receiving his salary as of 10-01-06 ($250,000 under a certain Employment Agreement)

The following tables outline grants of options made during fiscal 2006 and 2005.

Options/SAR Grants Table

2006 Option Grants

Name and Principle Position	Number Securities Underlying Options (Common Stock Shares)	% of Total Options Granted To Employees in 2006	Exercise Price	Expiration Date

William C. Robinson CEO/President	500,000	13.8%	$0.17	9/29/2016
Michael Lawson President (Techsphere)	500,000	13.8%	$0.17	9/29/2016
James Alman Vice President	500,000	13.8%	$0.17	9/29/2016

Total		41.4%

2005 Options Grants

Name and Principle Position	Number Securities Underlying Options (Common Stock Shares)	% of Total Options Granted To Employees in 2005	Exercise Price	Expiration Date

William C. Robinson CEO/President	1,750,000	13.8%	$0.20	9/19/2015
Michael Lawson President (Techsphere)	750,000	6.6%	0.20	9/19/2015
James Alman Vice President	1,250,000	11.0%	0.20	9/19/2015
Johnny Youngbeck	675,000	5.9%	0.20	9/19/2015

Total		37.3%

Outstanding Options at December 31, 2006

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exerciseable	Number of Securities Underlying Unexercised Options (#) Unexerciseable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name
William C. Robinson CEO/President	-	-	-	-	-	-	-	-	-
Michael Lawson President (Techsphere)	495,143	-	-	0.20	9/19/2015	-	-	-	-
Michael Lawson President (Techsphere)	500,000	-	-	0.17	9/29/2016	-	-	-	-
James Alman Vice President	378,318	-	-	0.20	9/19/2015	-	-	-	-
James Alman Vice President	500,000	-	-	0.17	9/29/2016	-	-	-	-
Johnny Youngbeck	290,359			0.20	9/19/2015	-	-	-	-

Employment Arrangements - Directors

Compensation for Board Services and Reimbursement of Expenses

The following table summarizes data concerning the compensation of our directors for the fiscal year ended December 31, 2006

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William Robinson	$12,050	-	$82,500	-	-	-	$94,550
Michael Lawson	12,050	-	$82,500	-	-	-	$94,550
Stephen Johnson	12,050	-	$82,500	-	-	-	$94,550
Frank Lively	12,050	-	$82,500	-	-	-	$94,550
Joseph A. Grace	12,050	-	$82,500	-	-	-	$94,550
Marinko Vekovic	12,050	-	$82,500	-	-	-	$94,550
James Alman	6,050	-	-	-	-	-	$6,050

Compensation of Directors

The Company’s policy for compensation of Directors is as follows:

50,000 shares as an initial award for being a Board Member, Minimum of 1 year term that is renewable. As per our discussions, Cyber Defense Systems will pay for any tax burden that arises from the awarding of stock through either over issuance, payment set aside or other methods yet to be determined issued now. Shares will vest 50% on the first annual anniversary of the date hereof and the balance will vest on the second annual anniversary thereof.

•	Vesting of the one time issuance of shares immediately for existing board only.

•	$1,000 per day for Board meetings, $500 per day of travel with all reasonable expenses related to Cyber business and travel being reimbursed by the Company.

•	$175 per hour for committee time not to include the board meeting, phone conferences or other required duties as defined by the Board or at the request of the CEO.

•	$5,000 per year to be the Chair of a committee. Each Member is a Chair of at least one Committee.

•	500,000 options per year for being a Board Member for the reconstituted TSI members and existing Cyber members.

During the calendar year ended December 31, 2006, the Directors received the following:

Other than the $1,000 attendance fee paid to each Director for each meeting attended and an annual honorarium of 25,000 shares of our Class A Common Stock granted to each Director, Directors who are employees of the Company are not paid any other fees or additional compensation for services as members of the Company's Board of Directors or any committee thereof.

Employment Arrangements - Executives and Key Employees

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

On April 1, 2006, TSI entered into a new employment agreement with John Youngbeck as Executive Vice President. The term of this agreement is one year, subject to renewal for successive one year periods, unless 14 days prior written notice is provided by either party. Mr. Youngbeck will receive an annual salary of not less than $100,000. The agreement provides for standard benefits, vacation and participation in the Company's bonus pool as defined in the agreement. In addition, the Company shall issue to Employee options to purchase shares of Company stock (Shares) in accordance with the Company's Stock Option Plan. The Agreement may be terminated for due cause, upon death, upon disability, voluntary termination by him, or the Company without due cause by providing 14 days prior written notice. Mr. Youngbeck is subject to a non-compete and non-solicitation provision during the employment term and during a specified Post-Employment Period.

On April 1, 2006, TSI entered into a new employment agreement with Michael Lawson as Corporate Marketing Officer. The term of this agreement is one year, subject to renewal for successive one year periods, unless 14 days prior written notice is provided by either party. Mr. Lawson will receive an annual salary of not less than $100,000. The agreement provides for standard benefits, commissions of 2% of all gross sales less costs registered by the employee, vacation and participation in the Company's bonus pool as defined in the agreement. In addition, the Company shall issue to Employee options to purchase shares of Company stock (Shares) in accordance with the Company's Stock Option Plan. The Agreement may be terminated for due cause, upon death, upon disability, voluntary termination by him, or the Company without due cause by providing 14 days prior written notice. Mr. Lawson is subject to a non-compete and non-solicitation provision during the employment term and during a specified Post-Employment Period.

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

The Company does not have any annuity, retirement, pension or deferred compensation plan or other arrangements under which an executive officer is entitled to participate without similar participation by any other employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of May 15, 2007, there were (i) 71,705,872 shares of our Class A Common Stock issued and outstanding; (ii) 545,455 shares of our Class B Common Stock issued and outstanding; and (iii) 2 shares of our Class C Common Stock issued and outstanding.

The following table sets forth certain information as of December 31, 2006, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) each director, and named executive officer of the Company, and (iii) all officers and directors as a group:

Name/Address of Beneficial Owner*	Position with Company	Common Stock Owned	Options exerciseable	Convertible Debt	Total	% of Class

William C. Robinson(4)	Chairman and CEO	9,152,352	-	3,226,124	12,378,476	18.6%
James Alman	Vice-President	1,696,682	878,318	-	2,575,000	3.9%
David M. Barnes	CFO	151,666	695,000	-	846,666	1.3%
Michael Lawson	Director and President of Techsphere	5,026,464	995,143	-	6,021,607	9.0%
Frank Lively	Director	4,346,963	745,635	-	5,092,598	7.6%

Stephen I. Johnson RADM USN (ret.)	Director	75,837	949,163	-	1,025,000	1.5%
Joseph A. Grace, Jr.	Director	85,250	939,750	-	1,025,000	1.5%
Marinko Vekovic	Director	29,564	1,000,000	-	1,029,564	1.5%
Keith Vierela	5% Holder	4,091,452	791,433	-	4,882,885	7.3%
Edward W. Pickett	5% Holder	3,711,706	312,762	-	4,024,468	6.0%
John M. Youngbeck	5% Holder, Vice President of TSI	4,042,526	290,359	-	4,332,885	6.5%
Cherokee Raiders, L.P. (2)		8,690,220	0	1,850,149	10,540,369	15.8%
5146 South Harvard Ave.
Suite 138
Tulsa, OK 74135
Proxity Digital Networks, Inc. (3) and (4)		14,598,217	0	1,473,878	16,072,095	24.1%
1600 Canal St., Suite 1418
New Orleans, LA 70112
All executive officers and Directors as a group (8 persons)		20,564,778	6,203,009	3,226,124	29,993,911	45.0%

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

(2) 55% of the Class B Common Stock is held by Cherokee Raiders, LP (300,000 shares) and 50% of the issued and outstanding shares of our Class C Common Stock are held by Cherokee Raiders, LP (1 share) and (1 share) is held by Proxity. 45% of the Class B shares are held by the former shareholders of TSI.

(3) Includes all of the shares held by Cherokee Raiders, L.P., a family limited partnership, as to which Mr. Robinson has 10% ownership.

(4) Mr. Robinson, the CEO and CFO of Proxity, and his family and affiliates own and have voting control of a majority position of the capital stock of Proxity. These shares along with the Cherokee and shares owned by Mr. Robinson gives 33.1% voting control. Additional shares pledged on loans in the amount of 8.4% of the outstanding shares of the Company are still under voting control of Mr. Robinson for total voting control of approximately 41.5% and ownership will revert back to Mr. Robinson or his affiliates upon payment of said loans.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

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

During the year ended December 31, 2006, Mr. Robinson advanced an aggregate of $249,796 and converted an aggregate of $485,000 to Class A common stock under his $1,000,000 line of credit to the Company. In addition, Mr. Robinson paid the January 17, 2006 unsecured note in the principal amount of $74,523 to a vendor. See Note 6. Mr. Frank Lively, a director of the Company advanced an additional $16,722. All of Mr. Lively's loans to the Company have been converted to Class A common stock as of December 31, 2006.

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

On April 19th, 2006, the Board approved a $1,000,000 line of credit with Mr. Robinson. On April 19, 2006 pursuant to the line of Credit, the Company entered into a convertible variable promissory note in the principal amount as of March 31, 2006 of $565,188 including all related accrued interest. The note bears interest at the rate of 12% per annum, is unsecured and is convertible into Class A common stock at $0.30 per share. The note is due on December 31, 2007. During the year ended December 31, 2006, Mr. Robinson advanced cash in the aggregate amount of $249,796 and converted an aggregate of $485,000 to Class A common stock under his $1,000,000 line of credit to the Company.

On April 20, 2006, Mr. Robinson converted $50,000 of the balance at the stated conversion rate into 166,667 shares of Class A common stock. On September 28, 2006 Mr. Robinson utilized the $350,000 of the balance owed to him under the note to exercise 1,750,000 vested options priced at $0.20 and $85,000 of the balance owed to him under the note to exercise 500,000 vested options priced at $0.17 under the 2005 Stock Option Plan. An aggregate of 2,250,000 shares were issued.

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

During the year ended December 31, 2005, Jim Alman converted $50,000 of the balance of his loan at December 31, 2004 to Class A common shares at the rate of $0.20 per share and received 250,000 Class A common shares. The conversion rate was determined based on the fair value of the common stock on the date of the note of September 16, 2005 of $0.18 per share. In addition, the Company issued a Convertible Promissory Note to Mr. Alman in the amount of $50,000.The note bears interest at the rate of 12%, is unsecured and convertible into the Company's Class A common stock at a price of $0.30 per share. The conversion price approximated the market price on the date of the note. The note is due on December 31, 2007. On September 29, 2006 James Alman utilized the balance owed to him under his note, including principal and all related interest of $68,286 to exercise 341,432 vested options under the 2005 Stock Option Plan. An aggregate of 341,432 shares were issued to him and the Note was cancelled. There was no beneficial conversion feature recognized on this note.

During the year ended December 31, 2005, Proxity loaned the Company funds to be used for working capital purposes which were payable on demand. On August 12, 2005 Proxity agreed to extend their note and, as additional consideration for extending the due date of the loans, the Company issued 25,000 shares of its Class A common stock valued at $35,000 to Cherokee based on the bid price as of that date. The Company recorded the value of the shares as additional interest expense related to the note. The Company issued Proxity a Convertible Promissory Note in the amount of $351,600 on December 31, 2005. The note bears interest at the rate of 12%, is unsecured and convertible into the Company's Class A common stock at a price of $0.30 per share. The conversion price approximated the market price on the date of the note. The note is due on December 31, 2007. During the year ended December 31, 2006 the Company paid an aggregate of $50,000 of the principal balance of the Convertible Note payable to Proxity, Inc.

At December 31, 2005 the Company issued Convertible Promissory Notes aggregating $263,266 to four executive employees of the Company in lieu of deferred salaries. The notes bear interest at the rate of 12%, are unsecured and convertible into the Company's Class A common stock at a price of $0.30 per share. The conversion price approximated the market price on the date of the note. The notes are due on December 31, 2007. On September 29, 2006 the remaining balance due to the executive employees, John Youngbeck and Keith Vierela utilized the balances owed to them under their notes including principal and all related interest of $55,096 and $80,062, respectively to exercise 398,317 and 280,474 vested options, respectively under the 2005 Stock Option Plan. An aggregate of 678,791 shares were issued and the Notes were cancelled.

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

4.13	Security Agreement in favor of AJW Partners, LLC, dated as of April 1, 2005 (incorporated by reference to Exhibit 10.3 filed with the April 2005 Form 8-K).

4.14	Intellectual Property Security Agreement with AJW Partners, LLC, dated as of April 1, 2005 (incorporated by reference to Exhibit 10.4 filed with the April 2005 Form 8-K).

4.15	Guaranty and Pledge Agreement in favor of AJW Partners, LLC, dated as of April 1, 2005 (incorporated by reference to Exhibit 10.5 filed with the April 2005 Form 8-K).

4.16	Amended Convertible Promissory Note Issued to Joseph Theismann in the Amount of $117,000 due September 30, 2005.

4.17	Form of Subscription Agreement dated November 4, 2005 by and between the Company and Equipment Depot Inc. (incorporated by reference to Exhibit 10.23 filed with the November 10, 2005 on a Form 8-K)

4.18

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

10.25	Line of Credit offered and promissory Note (Incorporated by reference as Exhibit to a Form 8-K filed with the SEC on April 24, 2006).

10.26	Agreement with Sierra Nevada Corp. and Techsphere Systems, International, Inc. dated April 25, 2006 (Incorporated by reference in Form 8-K dated May 2, 2006).

10.27	10QSB - March 31, 2006, filed on May 15, 2006.

10.28
Acquisition of Techsphere Systems International, Inc. (Incorporated by reference are the Combined Financial Statements of TSA and the Pro Forma Financials of the Company subsidiaries on form 8-K1A dated June 22, 2006).

10.29	10-QSB for the period ended June 30, 2006, filed on August 21, 2006.

10.30	Revised payment schedule dated August 25, 2006, with 21st Century Airships, Inc. (Incorporated by reference as Exhibit 10.1 on Form 8-K filed on August 30, 2006).

10.31
Advance Agreement on Proceeds with AJW Partners, LLC, AJW Offshore, Ltd, AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (Incorporated by reference as Exhibits on Form 8-K dated September 15, 2006).

10.32	Resell Agreement for CyberBugTM (Incorporated by reference are the CyberBugTM Agreements and a press release filed on Form 8-K dated October 10, 2006).

10.33
Revised payment schedule of the License Agreement with Techsphere Systems International, Inc. and 21st Century Airship, Inc. (Incorporated by reference as Exhibit to a Form 8-K dated October 26, 2006).

10.34	10-QSB for the quarter ended September 30, 2006, filed on November 20, 2006.

10.35	Resignation of Mr. Viereda as Director of the Company (Incorporated by reference is the “End of Employment Statement” filed as Exhibit 17.1 on Form 8-K dated November 22, 2006).

10.36	Resignation of Mr. Robinson as President of Techsphere Systems International, Inc. (“TSI”) announced on Form 8-K dated December 21, 2006.

10.37
On February 5th , 2007, Registrant raised $250,000 for an aggregate of 2.5% membership interest in the TSI, LLC, leaving Cyber Defense Systems, Inc with an aggregate interest membership of 97.5% in TSI, LLC (incorporated by reference to Exhibit 10.25 filed with the SEC on February 9,2007)

10.38	Contract award from Sierra Nevada Corporation (Incorporated by reference to this Exhibit 10.26 filed with the SEC on March 5,2007)

10.39	Repayment of an Officer loan (Incorporated by reference to this Exhibit filed with the SEC on an 8-K filed on April 5, 2007.)

10.40	Adoption of the 2005 Stock Option Plan (Incorporated by reference to this Exhibit 10.27 filed with the SEC on a registration statement on Form S-8 on March 27, 2007.)

21	List of Company's subsidiaries

31.1*	Rule 13a-14(a)/15d-14(a) Certification

32.1*	Section 1350 - Certification

* Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the aggregate fees billed to us by Hansen Barnett and Maxwell, P.C. for the fiscal years ended December 31, 2006 and 2005:

	2006	2005
Audit fees	$93,280	$80,560
Audit related fees	44,703	17,633
Tax fees	4,450	3,500
Other fees	-	-
Total fees	$142,433	$101,693

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of May 2007.

CYBER DEFENSE SYSTEMS, INC.

By:	/s/ William C. Robinson
William C. Robinson, Chairman, CEO, and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William C. Robinson	Chairman, Chief Executive Officer,	May 18, 2007
William C. Robinson	Principal Executive Officer

/s/ David M. Barnes	Chief Financial Officer	May 18, 2007
David M. Barnes

/s/ Stephen I. Johnson RADM USN (ret.)	Director	May 18, 2007
Stephen I. Johnson RADM USN (ret.)

/s/ Joseph A. Grace, Jr.	Director	May 18, 2007
Joseph A. Grace, Jr.

/s/ Marinko Vekovic	Director	May 18, 2007
Marinko Vekovic

/s/ Frank Lively	Director	May 18, 2007
Frank Lively

/s/ Mike Lawson	Director	May 18, 2007
Mike Lawson

CYBER DEFENSE SYSTEMS, INC.

H ANSEN , B ARNETT & M AXWELL P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
5 Triad Center, Suite 750	Registered with the Public Company
Salt Lake City, UT 84180-1128	Accounting Oversight Board
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Cyber Defense Systems, Inc. St. Petersburg, Florida

We have audited the accompanying consolidated balance sheets of Cyber Defense Systems, Inc. and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cyber Defense Systems, Inc. and Subsidiary as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had losses and working capital deficits for 2006 and 2005. As discussed in Note 1 to the financial statements, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HANSEN, BARNETT & MAXWELL P.C.
HANSEN, BARNETT & MAXWELL P.C.
Salt Lake City, Utah
May 18, 2007

CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

ASSETS
	2006	2005
Current assets

Cash and cash equivalents	$86,703	$476
Accounts receivable	35,870	364,299
Inventories	1,170,557	336,523
Prepaid expenses	60,000	32,580
Total current assets	1,353,130	733,878

Non-current assets

Property and equipment, net of accumulated depreciation of $26,426 and $10,173, respectively	66,357	91,973
Deposits on equipment	—	150,976
Loan costs, net of accumulated amortization of $940,099 and 364,697, respectively	900,683	1,228,897
Security deposits	7,371	7,371
Airship manufacturing licenses, net of accumulated amortization
of $75,000 and $230,933, respectively	2,025,000	14,024,656
Intangible assets, net of accumulated amortization of $94,449 and $61,113, respectively	5,551	38,887

Total assets	$4,358,092	$16,276,638

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	$1,506,139	$2,714,646
Accrued royalties	1,150,000	282,181
Accrued interest	912,910	329,626
Accounts payable - related parties	—	53,337
Refundable customer deposit	2,760,000	—
Deferred revenue	416,667	450,000
Notes payable - related parties	744,916	1,562,315
Notes payable - third parties	1,572,875	1,728,075
Embedded derivative liability	11,291,671	10,057,733
Total current liabilities	20,355,178	17,177,913

Long term notes payable, net of discounts of $3,160,382 and $2,762,333, respectively	2,079,398	655,358
Deferred taxes	—	217,325
Total liabilities	22,434,576	18,050,596

Commitments and contingencies	—	—

Stockholders’ deficit:
Class A Preferred stock, $0.001 par value 10,000,000 shares authorized, none issued and
outstanding	—	—
Class A, $0.001 par value, 200,000,000 shares authorized,
66,657,316 and 56,912,893 shares issued and outstanding, respectively	66,657	56,913
Class B, $0.001 par value, 200,000,000 shares authorized, 545,455 shares issued and outstanding	545	545
Class C, $0.001 par value, 200,000,000 shares authorized, 2 shares issued and outstanding	—	—
Additional paid in capital	20,372,513	14,644,966
Accumulated deficit	(38,516,199)	(16,476,382)

Total stockholders’ deficit	(18,076,484)	(1,773,958)

Total liabilities and stockholders’ deficit	$4,358,092	$16,276,638

The accompanying notes are an integral part of these consolidated financial statements.

CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years ended December 31, 2006 and 2005

	Years Ended December 31,
	2006	2005

Revenues	$494,220	$461,244
Cost of goods sold	223,388	449,995

Gross profit	270,832	11,249

Operating expenses:
Research and development	281,380	691,660
General and administrative	6,486,104	4,031,236
Stock option compensation	2,271,687	101,186
Impairment of license	11,330,674	—
Impairment of goodwill	—	4,577,069

Total expenses	20,369,845	9,401,151

Loss from operations	(20,099,013)	(9,389,902)

Other income (expense):
Interest income	—	4,689
Interest expense	(3,193,247)	(2,459,269)
Derivative valuation gain (loss)	1,035,118	(6,182,166)

Total other income (expense)	(2,158,129)	(8,636,746)

Loss before provision for income taxes	(22,257,142)	(18,026,648)

Income tax benefit	217,325	2,447,624

Net loss	$(22,039,817)	$(15,579,024)

Basic and diluted loss per share	$(0.36)	$(0.47)

Weighted-average common shares outstanding	60,949,571	33,397,028

The accompanying notes are an integral part of these consolidated financial statements.

CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Period from December 31, 2004 through December 31, 2006

	Class A		Class B		Class C			Other	Additional	Total
	Common Stock		Common Stock		Common Stock		Accumulated	Comprehensive	Paid in	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Loss	Capital	Deficit

Balance at December 31, 2004	25,921,562	$25,921	150,000	$150	2	$-	$(897,358)	$(7,064)	$461,762	$(416,589)

Class A and B stock
issued for acquisitions	24,726,923	24,728	395,455	395					9,918,754	9,943,877

Class A shares issued for:
Conversion of unrelated notes payable	4,858,000	4,858							1,494,659	1,499,517
Cash	217,391	217							249,783	250,000
Exercise of stock options	88,000	88							5,121	5,209
Services	1,101,017	1,101							667,648	668,749

Conversions of derivative securities									1,746,053	1,756,053

Stock option compensation									101,186	101,186

Net loss for the year							(15,579,024)			(15,579,024)

Currency translation adjustment								7,064		7,064

Comprehensive loss										(15,571,960)

Balance at December 31, 2005	56,912,893	$56,913	545,455	$545	2	$-	$(16,476,382)	$-	$14,644,966	$(1,773,958)

Class A Common Stock issued for:
Services	1,425,170	1,425							380,370	381,795
Conversion of related party note
through the exercise of options	3,735,088	3,735							728,282	732,017
Debt conversion - related parties	937,776	938							288,395	289,333
Debt conversion - unrelated parties	3,067,953	3,068							694,175	697,243
Exercise of options	761,074	761							151,454	152,215
Unrelated party debt	317,362	317							56,808	57,125
Cancellation of stock previously issued	(500,000)	(500)							500	--
Stock option compensation									2,271,687	2,271,687

Warrants issued for services									419,760	419,760

Conversions of derivative securities									736,116	736,116

Net loss for the year							(22,039,817)			(22,039,817)

Balance at December 31, 2006	66,657,316	66,657	545,455	$545	2	$-	(38,516,199)	$-	20,372,513	(18,076,484)

The accompanying notes are an integral part of these consolidated financial statements.

CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006 and 2005

	Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(22,039,817)	$(15,579,024)
Adjustments to reconcile net loss to net cash from operating activities
Stock option compensation	2,271,687	101,186
Depreciation and amortization	1,293,973	694,265
Impairment of license	—	4,577,069
Impairment of goodwill	11,330,674	—
(Gain) loss from derivative	(1,035,118)	6,182,866
Interest expense from loan discount amortization	2,443,190	1,774,667
Issuance of stock for services	389,793	818,750
Issuance of warrant for services	419,760	—
Issuance of note payable for services	351,192	—
Income tax benefit	(217,325)	(2,447,624)
Write off of deposit on assets	150,976	—
Write off of intangible assets	—	5,543

Changes in assets and liabilities:
Accounts receivable	328,429	620,634
Inventories	(834,034)	(255,002)
Prepaid interest	(27,420)	(27,173)
Security deposits	—	(215)
Accounts payable and accrued liabilities	(809,869)	(367,771)
Accrued royalties	867,819	282,181
Accrued interest	672,907	—
Refundable customer deposit	2,760,000	—
Deferred revenue	(33,333)	(16,667)

Net cash flows from operating activities	(1,716,516)	(3,636,315)

Cash flows from investing activities:
Purchases of equipment	(2,636)	(12,000)
Change in related party payables	—	(420,246)
Cash received in acquisition	—	25,010

Net cash flows from investing activities	(2,636)	(407,236)

Cash flows from financing activities:
Payment on loan costs	(160,000)	(290,833)
Proceeds from notes payable	2,082,000	4,275,000
Proceeds from notes payable - related parties	341,518	1,426,764
Payments on notes payable - related parties	(75,000)	(373,542)
Payments on notes payable	(383,139)	(347,342)
Payments on debt assumed from subsidiary	—	(33,337)
Issuance of common stock	—	250,000
Proceeds from issuance of stock options	—	5,209
Loan to TSI	—	(1,074,162)

Net cash flows from financing activities	1,805,379	3,837,757

Net change in cash and cash equivalents	86,227	(205,794)

Cash and cash equivalents, beginning of year	476	206,270

Cash and cash equivalents, end of year	$86,703	$476

The accompanying notes are an integral part of these consolidated financial statements.

CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended December 31, 2006 and 2005

Supplemental disclosure of cash flow information:

Cash paid for interest	$21,445	$217,484
Cash paid for income taxes	--	--

Supplemental disclosure of non-cash investing and financing
information:

Issued stock for debt	$--	$1,499,517

The accompanying notes are an integral part of these consolidated financial statements

CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1 - ORGANIZATION, ACQUISITIONS AND MERGERS AND CONTROLLING SHAREHOLDERS

Cyber Defense Systems, Inc. ("the Registrant" or "Cyber Defense" or "the Company") was incorporated on August 19, 2004 in Florida. E-City Software, Inc. ("E-City") was organized in Nevada on May 12, 2000. On Alert Systems, Inc. ("On Alert") was incorporated on March 17, 2003 in Nevada and acquired a control position in E-City in May of 2003 and in Cyber Aerospace Corp. ("Cyber Aerospace") in March 2004. On Alert was merged with and into Cyber Defense on September 1, 2004. On September 1, 2004 E-City was also merged with and into Cyber Defense following the On Alert merger. As a result of the aforementioned, Cyber Defense became the successor to E-City and its shares of class A common stock began trading on the Over the Counter Bulletin Board ("OTC:BB") under the symbol CYDF on September 7, 2004. Due to the nature of the mergers, the fiscal year end of the Company was changed to December 31 effective for Fiscal 2003 and the historical financial statements of the Company are now those of On Alert and include results of operations for Cyber Aerospace from its date of inception in March 2004, as it was previously a subsidiary of On Alert, and includes the results of operations of E-City from it's date of merger, September 1, 2004. Cyber Aerospace was merged with and into Cyber Defense effective March 31, 2005 with the acquisition of the 6.19% minority interest in Cyber Aerospace for 1,650,000 shares of class A common stock and 150,000 shares of class B common stock. In addition, on September 19, 2005, the Company acquired its wholly owned subsidiary Techsphere Systems International, Inc. ("TSI") for 23,076,923 Class A common shares and 245,455 Class B common shares.

The controlling shareholders of the company are Proxity, Inc. ("Proxity"), a publicly traded company ("PRXT") and Cherokee Raiders, a partnership, ("Cherokee") owning approximately 21.9% and13.0% of the Class A common shares of the Company, respectively. In addition, the former shareholders of TSI also own 21,219,111 shares or 31.8% of the Class A common stock and 245,455 or 45%, of the issued and outstanding shares of Class B common stock as of December 31, 2006. Cherokee owns 300,000 or 55% of such class B shares which allow for 1,000 votes per share and as a result, Cherokee is the controlling shareholder of the Company. Cherokee and Proxity each own one share of the two shares of Class C common stock issued and outstanding which have certain liquidation preference rights. The Chief Executive Officer of both Proxity and Cherokee is Mr. Robinson, the Chief Executive Officer of the Company.

Consolidation -- The accompanying condensed consolidated financial statements include the accounts and transactions of Cyber Defense Systems, Inc. for all periods presented and the accounts and transactions of Cyber Defense, and its TSI wholly owned subsidiary from its date of acquisition on September 19, 2005, (collectively the "Company"). Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Business Condition -- The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2006 the Company recorded revenues of $494,220 and incurred a net loss of $22,039,817. For the year ended December 31, 2005, the Company recorded revenues of $461,244 and incurred a net loss of $15,579,024. As of December 31, 2006 and 2005 the net working capital deficit was $19,002,048 and $16,444,035, respectively. The lack of sufficient revenues and the losses from operations raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as further discussed in Notes 5, 6 and 10 as may be required, and ultimately to attain successful operations.

Cash and Cash Equivalents -- Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. At December 31, 2006 and 2005 the Company had no cash in excess of federally insured limits.

Inventory -- At December 31, 2006 and December 31, 2005, inventory of $1,170,557 and $336,523, respectively primarily consists of parts for the airships and Unmanned Aerial Vehicles ("UAV's") that the Company sells, leases and services.

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

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the year ended December 31, 2006, management determined an impairment of its long lived assets was required. Management determined that the value of the license from 21st Century Airships was impaired. As a result of this determination, the Company recorded an impairment loss for $11,330,674. This loss has been recorded under the caption “Impairment of license” in the accompanying Statement of Operations for the year ended December 31, 2006. In addition, management determined that the estimated remaining useful life to be 7 years. For the year ended December 31, 2005, goodwill of $4,577,069 relating to the acquisition of the 6.19% minority interest in Cyber Aerospace as of March 31, 2005 was impaired and has been recorded under the caption “Impairment of Goodwill” on the accompanying Statement of Operations for the year ended December 31, 2005.

Manufacturing License -- The Company acquired an exclusive manufacturing license initially valued at $14,255,649 with the acquisition of TSI in September, 2005. The Company evaluated the carrying value of the license to determine if the carrying amount warranted revision or may not be recoverable. In management's opinion, an adjustment was required during the year ended December 31, 2006. The adjustment was to reduce the carrying value of the asset to $2,100,000 based upon management's estimate of the fair value of the asset at September 30, 2006. In addition, the estimated remaining useful life was reduced from 18 years from the date of acquisition to 7 years from September 30, 2006. Management believes that no further impairment to this asset is required at December 31, 2006.

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

Share Based Payments - In December 2004, the Financial Accounting Standards Board issued Statement Number 123 ("FAS 123 (R)"), Share-Based Payments, which was adopted by the Company on January 1, 2006. The Company recognizes compensation expense in an amount equal to the fair value of share based payments such as stock options granted to employees. The Company has elected to apply FAS 123 (R) using the modified prospective method. Under this method, the Company records compensation expense as awards that were outstanding at the date of adoption continue to vest for the unvested portion of the awards. If the Company had accounted for share based payments under the provisions of FAS 123(R) for the year ended December 31, 2005 approximately $674,568 in additional expense would have been recorded for the stock options issued on September 19, 2005.

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

Earnings (Loss) Per Share --Basic earnings (loss) per share is calculated by dividing earnings (loss) available to Class A common shareholders by the weighted-average number of Class A common shares outstanding during each period. Fully diluted income (loss) per share for the years ended December 31, 2006 and 2005 is the same as basic due to losses sustained by the Company for those years.

The following potentially dilutive common shares are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive:

	Years ended December 31,
	2006	2005

Shares underlying warrants	7,200,000	4,400,000
Shares underlying options	9,156,838	11,379,900
Shares underlying convertible debt	71,581,534	21,983,325
Shares underlying convertible debt - related parties	2,483,053	5,207,717

Total potentially dilutive securities	90,421,425	42,970,942

Advertising Costs -- The Company expenses advertising costs as incurred. These costs amounted to $75,494 and $42,482 in 2006 and 2005, respectively.

Concentrations Of Risk - At December 31, 2006, three customers account for 40%, 32% and 28% of accounts receivable, respectively. In addition, three customers accounted for 49%, 14% and 11% of sales for the year ended December 31, 2006, respectively. At December 31, 2005, a total of 94% of accounts receivable is due from one customer. In addition, two customers comprised 61% and 21% of sales, respectively for the year ended December 31, 2005.

Recently Issued Accounting Pronouncements -- In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments," referred to as SFAS No. 155. This statement amends SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 permits fair value remeasurement for hybrid financial instruments that contain embedded derivatives that would require separate accounting. In addition, the statement establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued beginning after an entity's fiscal year beginning on or after September 15, 2006 with earlier adoption permitted. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

In December 2006, the FASB issued EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FASB Staff Position (FSP) addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” The guidance in this FSP amends FASB Statements No. 133, “Accounting for Derivative instruments and Hedging Activities,” and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. The Company does have obligations related to registration rights for certain warrants and options granted to AJW, but the penalties pertaining to these agreements have been waived by agreement with AJW dated September 28, 2006 upon the reduction of the price of 4,000,000 warrants.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of FASB Statement No. 115 (“SFAS 159”). This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and to recognize the resulting gains and losses in the results of operations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The impact of adopting SFAS 159 on the Company’s consolidated financial statements, if any, has not yet been determined.

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

During the year ended December 31, 2006, Mr. Robinson advanced an aggregate of $249,796 and converted an aggregate of $485,000 to Class A common stock under his $1,000,000 line of credit to the Company. In addition, Mr. Robinson paid the January 17, 2006 unsecured note in the principal amount of $74,523 to a vendor. See Note 6. Mr. Frank Lively, a director of the Company advanced an additional $16,722. All of Mr. Lively's loans to the Company have been converted to Class A common stock as of December 31, 2006.

On April 20, 2006 David Barnes, the Company's Chief Financial Officer utilized $11,000 of fees due him to exercise options for 55,000 shares of the Company's Class A common stock at the exercise price of $0.20 per share. On July 21, 2006 the Board approved Mr. Barnes conversion of an additional $7,000 in fees into 46,666 shares of Class A common stock at a price of $0.15 per share. The price was determined based on the market pricing as of the date of conversion.

NOTE 3 - ACQUISITIONS

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

At September 19, 2005, the purchase price was allocated to the assets acquired and the liabilities assumed as follows:

Assets Acquired
Cash	$25,010
Accounts receivable	236,028
Miscellaneous receivable	1,750
Inventory	81,521
Prepaid expenses	5,407
Property, plant & equipment, net	82,405
21st Century manufacturing license	14,255,649
Liabilities assumed	-6,682,456
Deferred Taxes	-2,665,088

Net assets acquired	$5,340,226

The following pro-forma combined condensed statements of operations present what such results of operations would have been had the acquisition of TSI been consummated on January 1, 2005.

	Year ended December 31, 2005
	TSI	Cyber	Adjustments		Combined

Revenues	$2,272,108	$137,256	$(128,467	) (a)	$2,280,897
Cost of sales	2,151,684	117,548	-		2,269,202

Gross margin	120,424	19,708	(128,467)		11,695

General & administrative expense	2,223,396 (b)	3,895,278	(128,467)		5,990,207
Impairment loss	-	4,577,069	-		4,577,069

Total expenses	4,375,050	8,589,895	(128,467)		12,836,478

Loss from operations	(2,102,942)	(8,452,639)	-		(10,555,581)

Other expenses	(399,818)	(2,305,153)	-		(2,704,971)
Derivative valuation loss	-	(6,182,166)	-		(6,182,166)
Income taxes	(1,615,116)	4,062,740	-		2,447,624

Net loss	$(4,117,876)	$(12,877,218)			$(16,995,094)

Basic and diluted loss per share					$(0.33)

Weighted average shares outstanding					51,858,567

Footnotes to Pro Forma Condensed Statement of Operations

(a) - Includes the adjustment for amortization of the value of the license with 21st Century Airships, Inc. of $417,301for fiscal 2005 as if the transaction had occurred as of January 1, 2005.

(b) - To eliminate the inter-company transaction related to the sale of the license for marketing and integration rights of Airships by TSI to Cyber.

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

The assets acquired and liabilities assumed were as follows:

Assets Acquired:
Accounts receivable	$13,386
Deposits on airships for resale	21,051
Intangible assets:
Plans & designs	1,145
Techsphere marketing rights	7,403
Net Intangibles	8,548

Goodwill	4,577,069
Total Assets Acquired	$4,620,054
Liabilities Assumed:
Accounts payable & accrued expenses	$14,168
Notes payable - related parties	2,236
Total Liabilities Assumed	16,404

Net Assets Acquired	$4,603,650

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2006 and 2005:

	Year ended December 31,
	2006	2005

Machinery and Equipment	$92,783	$90,146
Automobile		12,000

	92,783	102,146

Less accumulated depreciation	(26,426)	(10,173)

Net fixed assets	$66,357	$91,973

Depreciation expense for the years ended December 31, 2006 and 2005 was $21,253 and $6,748 respectively. During the year ended December 31, 2005, the Company purchased an automobile for $12,000 and acquired machinery and equipment valued at $82,405 as part of the acquisition of TSI. The automobile was sold during the year ended December 31, 2006 to our CEO Mr. Robinson for its book value which approximated market value of $7,000.

NOTE 5- INTANGIBLE ASSETS AND MANUFACTURING LICENSE

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

The license agreement calls for a minimum annual royalty payment of $1,000,000 for the period of January 17, 2005 through January 16, 2006 and each annual period thereafter ending January 16. If payments under this license should come into default, it is the intent of 21st Century to terminate the License Agreement and, as a result, TSI may be unable to manufacture its spherical airship products. TSI has paid an aggregate of $400,000 through April 30, 2007.

The Company granted permission to 21st Century Airships, Inc. to sell two Low or Medium altitude airships to be used for surveillance or similar applications outside the United States.

In 2004, the Company purchased designs and plans for unmanned air vehicles (UAV's) which have a useful life of 3 years. The cost was $100,000 and the monthly amortization is $2,778. Amortization expense was $33,336 and $33,336, respectively for the years ended December 31, 2006 and 2005.

NOTE 6 - NOTES PAYABLE

On April 1, 2005, the Company entered into a Securities Purchase agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLC ("AJW") to issue up to $4,000,000 of 8% Callable Secured Convertible Notes (the "Notes") with warrants to purchase 4,000,000 shares of common stock at $4.25 per share (the "Warrants") for a total offering price of $4 million. Between April and August, 2005, under the terms of the agreement, the Company issued the Notes and the Warrants. The Company incurred $1,575,453 in fees as part of the offering which consisted of cash payments of $270,833, as well as issuing 61,538 shares of common stock valued at $200,000 and warrants to purchase 400,000 shares of common stock at $4.25 per share valued at $1,104,620. Each Note entitles the holder to convert the Note into the number of shares of common stock resulting from dividing the amount of the Note to be converted by the conversion price. The conversion price is the lesser of $3.65 or 60% of the average of the lowest three intra-day trading prices for the Company's common stock during the 20 trading days immediately preceding the conversion date. The Warrants and the exercise price are subject to equitable adjustment in connection with a stock split, stock dividend or similar transaction. The Warrants have a term of five years from the date of issuance. In connection with that sale, the Company also entered into a Registration Rights Agreement with AJW, requiring it to file a registration statement with the Securities and Exchange Commission registering the shares of common stock issuable upon conversion of the Notes and exercise of the Warrants. In September, 2006 the Company reduced the price on the warrants issued under this agreement from $4.25 per share to $0.45 per share and extended the lives for each warrant for 2 years from its issuance date in exchange for the waiver of any deficiencies in the agreements in existence as of that date.

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

The Company valued the derivatives using the Black Scholes method. There are multiple methods of valuation available and the choice of any individual method may result in significant valuation variances. An analysis of the individual tranches issued during fiscal 2005 under the April 1, 2005 Agreement and the significant assumptions used to value the warrants and the beneficial conversion feature are contained in the following table:

	Tranche 1	Tranche 2	Tranche 3	Total
Issue date	4/1/2005	5/25/2005	8/3/2005
Aggregate note amounts	$1,500,000	$1,300,000	$1,200,000	$4,000,000
Conversion price on issue dates	$1.95	$1.69	$0.97
Term of notes at issuance	3 years	3 years	3 years
Shares issuable upon conversion	769,231	769,231	1,242,236
Warrants issued	1,650,000	1,430,000	1,320,000	4,400,000
Exercise price of warrants	$4.25	$4.25	$4.25
Term of warrants at issuance	5 years	5 years	5 years
Market Price on issue dates	$3.60	$2.75	$2.10
Risk free interest rate on issuance date	3.90%	3.68%	4.07%
Volatility on dates of issuance	255.05%	240.63%	234.17%
Fair value per share of conversion shares	3.53	2.68	2.04
Beneficial conversion feature fair value	$2,717,000	$2,057,693	$2,538,883	$7,313,576
Note discount amount	$1,500,000	$1,300,000	$1,200,000	$4,000,000
Fair value of derivative allocated to beneficial
conversion feature	$1,217,000	$757,693	$1,338,883	$3,313,576
Warrant fair value per share at issuance	$3.50	$2.63	$1.98
Fair values of warrants at issuance dates	$5,775,000	$3,761,472	$2,614,260	$12,150,732
Value of warrants allocable to loan costs	$525,000	$341,960	$237,660	$1,104,620
Fair value of derivative related to warrants	$5,250,000	$3,419,512	$2,376,600	$11,046,112
Aggregate fair value allocated to derivative instruments	$6,992,000	$4,519,165	$3,953,143	$14,359,688

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

On September 11, 2006 AJW made an advance of $200,000 related to the $500,000 third tranche of financing pursuant to the March 14, 2006 Securities Purchase Agreement in exchange for 6% Callable Secured Convertible Notes and issued five year warrants to purchase 220,000 shares of common stock priced at $1.25 valued at $47,674 on the date of issuance which was recorded as a derivative liability. An aggregate of $4,334 was recognized as loan costs and $43,340 was recognized as a derivative valuation loss on issuance of the warrants. The beneficial conversion feature was valued at $359,664 and was recorded as a derivative liability. An aggregate of $200,000 was allocated to discounts on the individual notes, representing 100% of the face value of the notes which will accrete over the three year life of the notes, with the remaining $159,664 recognized as a derivative valuation loss. The Company incurred loan costs totaling $14,334 which consists of fees to be paid in cash of $10,000 and a five year warrant to purchase 20,000 shares of common stock priced at $1.25 valued at $4,334 on the date of issuance which will be amortized over the three year term of the notes. On September 8, 2006, in conjunction with this advance, the Company executed a Letter Agreement with AJW which, among other things reduced the price of the 4,400,000 warrants issued under the April 1, 2005 Securities Purchase Agreement from $4.25 per share to $0.45 per share and extended the term of the warrants by two years. The aggregate value of the warrants increased as a result of the exercise price reduction and the extension of the expiration date resulting in the recognition of additional derivative valuation loss of $66,374 determined by the fair value of the warrants immediately before the changes compared to the fair value immediately after the changes. On October 19, 2006, the Company received an additional advance of $300,000 pursuant to the fourth tranche of financing from the March 14, 2006 Securities Purchase Agreement with AJW in exchange for 6% Callable Secured Convertible Notes and issued five year warrants to purchase 330,000 shares of common stock priced at $1.25 valued at $58,344 on the date of issuance which was recorded as a derivative liability. An aggregate of $5,304 was recognized as loan costs and $53,040 was recognized as a derivative valuation loss on issuance of the warrants. The beneficial conversion feature was valued at $624,664 and was recorded as a derivative liability. An aggregate of $300,000 was allocated to discounts on the individual notes, representing 100% of the face value of the notes which will accrete over the three year life of the notes, with the remaining $324,664 recognized as a derivative valuation loss. The Company incurred loan costs totaling $25,704 which consists of fees of $15,000 to be paid in cash, 30,000 shares of Class A common stock valued at $5,400 based on the $0.18 market price on the date of issuance and a five year warrant to purchase 30,000 shares of common stock priced at $1.25 valued at $5,304 using the Black Scholes method on the date of issuance which will be amortized over the three year term of the notes.

The Company has granted certain registration rights with respect to the Securities Purchase Agreements dated April 1, 2005 and March 14, 2006. These registration rights agreements call for penalties for failure to have an effective registration statement covering the securities under these agreements of 2.0% per month of the outstanding principal balance of the notes under said agreements. As part of the September 8, 2006 Letter Agreement discussed in the previous paragraph, AJW waived any deficiencies in the above mentioned Securities Purchase Agreements dated April 1, 2005 and March 14, 2006 including the penalties for failure to have the registration statement declared effective. If AJW chooses to assess these penalties, the Company would have a liability for said penalty as of December 31, 2006 of approximately $390,000.

An analysis of the four tranches of issuances under the March 14, 2006 Securities Purchase Agreement and the significant assumptions used to value the warrants and the beneficial conversion feature are contained in the following table:

	3/14/2006	3/14/2006	3/14/2006	3/14/2006
	Agreement	Agreement	Agreement	Agreement
	Tranche 1	Tranche 2	Tranche 3	Tranche 4
Issue date	3/14/2006	7/6/2006	9/11/2006	10/19/2006
Aggregate note amounts	$1,000,000	$500,000	$200,000	$300,000
Conversion price on issue dates	$0.19	$0.08	$0.12	$0.08
Term of notes at issuance	3 years	3 years	3 years	3 years
Shares issuable upon conversion	5,172,414	5,928,854	1,678,322	624,664
Warrants issued	1,100,000	550,000	220,000	330,000
Exercise price of warrants	$1.25	$1.25	$1.25	$1.25
Term of warrants at issuance	5 years	5 years	5 years	5 years
Market Price on issue dates	$0.51	$0.15	$0.22	$0.18
Risk free interest rate on issuance date	4.00%	5.17%	4.77%	4.79%
Volatility on date of issuance	261.79%	242.90%	239.80%	237.66%
Fair value per share of conversion shares	0.5026	0.1464	0.2143	0.1756
Beneficial conversion feature fair value	$2,599,655	$867,984	$359,664	$624,664
Note discount amount	$1,000,000	$500,000	$200,000	$300,000
Warrant fair value per share at issuance	$0.4929	$0.1476	$0.2167	$0.1768
Fair values of warrants at issuance dates	$542,190	$81,180	$47,674	$58,344
Value of warrants allocable to loan costs	$49,290	$7,380	$4,334	$5,304
Fair value of derivative related to warrants	$492,900	$73,800	$43,340	$53,040
Fair value of derivative allocated to
beneficial conversion feature	$1,599,655	$367,984	$159,664	$324,664
Aggregate fair value allocated to
derivative instruments	$2,141,845	$449,164	$207,338	$383,008

Note Conversions

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

An analysis of the fiscal 2006 conversions of the AJW Notes and the significant assumptions used to value the beneficial conversion feature recognized upon conversion are contained in the following table:

Conversion date	6/6/2006	9/19/2006
Original proceeds from note	$1,500,000	$1,500,000
Note amount converted	$114,487	$63,424
Principal remaining after conversion	$802,996	$739,572
Conversion price	$0.188	$0.104
Term of notes at conversion	1.80 years	1.53 years
Shares issued on conversion	609,300	609,846
Potential remaining conversion shares	4,273,528	7,111,269
Common Stock Price on conversion date	$0.40	$0.25
Risk free interest rate at conversion date	4.99%	4.72%
Volatility on conversion dates	241.68%	240.74%
Fair value per share of conversion shares	0.3736	0.2291
Fair value of derivative	$1,596,590	$1,629,192
Derivative liability reclassified to additional paid-in
capital upon conversion	$227,634	$139,716
Derivative valuation loss recognized
on conversion	$(13,184)	$(45,305)

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

An analysis of the individual conversions of the AJW Notes during fiscal 2005 and the significant assumptions used to value the beneficial conversion feature recognized upon conversion are contained in the following table:

Conversion date	8/10/2005	9/16/2005	9/22/2005	10/4/2005	10/20/2005	Total
Original proceeds from note	$1,500,000	$1,500,000	$1,500,000	$1,500,000	$1,500,000
Note amount converted	$500,000	$31,150	$31,150	$13,350	$6,659	$582,517
Principal remaining after conversion	$1,000,000	$968,850	$937,700	$924,350	$917,691
Conversion price	$1.00	$0.09	$0.09	0.089	0.1184
Remaining term of notes	2.64 years	2.54 years	2.52 years	2.49 years	2.45 years
Shares issued on conversion	500,000	350,000	350,000	150,000	58,000
Potential remaining conversion shares	1,000,000	10,885,955	10,535,955	10,385,955	7,749,015
Common stock price on conversion date	$2.00	$0.40	$0.23	$0.27	$0.25
Risk free interest rate	4.18%	4.00%	3.96%	4.22%	4.29%
Volatility on conversion dates	232.59%	251.54%	254.69%	254.89%	253.00%
Fair value per share of conversion shares	$1.9227	$0.3923	$0.2190	$0.2637	$0.2423
Fair value of derivative	$1,922,700	$4,270,560	$2,311,589	$2,738,776	$1,877,586
Derivative liability reclassified to Additional
Paid in Capital upon conversion	$961,350	$137,305	$76,790	$39,555	$14,053	$1,229,053
Derivative valuation gain (loss)
recognized on conversion	($77,975)	($82,271)	($21,756)	$8,910	$10,875	($162,217)

On April 11, 2007, AJW converted $156,438 of the Notes for 3,563,483 Shares of Class A common stock of the Company The conversion was made at a 40% discount to market pursuant to the terms of the Secured Convertible Note agreements. As a result of the conversion, $149,666 of the derivative liability was reclassified to additional paid-in capital.

The transaction will be recorded in the second quarter of fiscal 2007. An analysis of the 2007 conversion of the AJW Notes and the significant assumptions used to value the beneficial conversion feature recognized upon conversion are contained in the following table:

Conversion date	April 11, 2007
Original proceeds from note	$1,500,000
Note amount converted	$156,438
Principal remaining after conversion	$583,165
Conversion price	$0.044
Term of notes at conversion	1 year
Shares issued on conversion	3,563,483
Potential remaining conversion shares	12,148,637
Common Stock Price on conversion date	$0.055
Risk free interest rate at conversion date	4.97%
Volatility on conversion dates	228.21%
Fair value per share of conversion shares	0.0420
Fair value of derivative	$510,243
Derivative liability reclassified to additional paid-in
capital upon conversion	$149,666
Derivative valuation gain recognized
on conversion	$115,381

The carrying value of these Notes as of December 31, 2006 was $2,079,398 net of discount. The carrying value will be increased each quarter over the three year life of the loan as the accretion of the discount related to the embedded derivatives is recorded until the carrying value equals the face value of $6,000,000 less any amounts converted. As of December 31, 2006, the derivative instruments had a fair value of $11,147,056. An analysis of the valuation of the individual tranches as of December 31, 2006 and the significant assumptions used to value the warrants and the beneficial conversion feature are contained in the following table:

	April 1, 2005 Agreement			March 14, 2006 Agreement
	Tranche 1	Tranche 2	Tranche 3	Tranche 1	Tranche 2	Tranche 3	Tranche 4	Total
Valuation date	12/31/2006	12/31/2006	12/31/2006	12/31/2006	12/31/2006	12/31/2006	12/31/2006
Aggregate note amounts	$739,780	$1,300,000	$1,200,000	$1,000,000	$500,000	$200,000	$300,000	$5,239,780
Conversion price at December 31, 2006	$0.0800	$0.0800	$0.0800	$0.0733	$0.0733	$0.0733	$0.0733
Term of notes at December 31, 2006	1.25 years	1.40 years	1.60 years	2.2 years	2.50 years	2.70 years	2.80 years
Shares issuable upon conversion	9,987,192	17,475,562	15,893,151	14,290,909	7,017,684	2,777,036	4,140,000
Warrants outstanding	1,650,000	1,430,000	1,320,000	1,100,000	550,000	220,000	330,000	6,600,000
Exercise price of warrants	$0.45	$0.45	$0.45	$1.25	$1.25	$1.25	$1.25
Term of warrants at December 31, 2006	5.25 years	5.4 years	5.6 years	4.2 years	4.5 years	4.7 years	4.5 years
Market Price on December 31, 2006	$0.155	$0.155	$0.155	$0.155	$0.155	$0.155	$0.155
Risk free interest rate at December 31, 2006	4.80%	4.80%	4.80%	4.80%	4.80%	4.80%	4.80%
Volatility at year end	233.53%	233.53%	233.53%	233.53%	233.53%	233.53%	233.53%
Fair value per share of conversion shares	$0.1347	$0.1373	$0.1401	$0.1463	$0.1487	$0.1496	$0.1501
Beneficial conversion feature fair value	$1,345,275	$2,399,395	$2,226,630	$2,090,760	$1,043,530	$415,445	$621,414	$10,142,448
Warrant fair value per share at year end	$0.1533	$0.1535	$0.1537	$0.1488	$0.1501	$0.1508	$0.1511
Fair value of derivative related to warrants	$252,945	$219,505	$202,884	$163,680	$82,555	$33,176	$49,863	$1,004,608
Fair value of derivative related to
beneficial conversion feature	$1,345,275	$2,399,395	$2,226,630	$2,090,760	$1,043,530	$415,445	$621,414	$10,142,448

Aggregate fair value of derivative instruments	$1,598,220	$2,618,900	$2,429,514	$2,254,440	$1,126,085	$448,621	$671,277	$11,147,056

The carrying value of the AJW Notes outstanding as of December 31, 2005 was $655,358 net of discount. The carrying value will be increased each quarter over the three year loan period as the accretion of the discount related to the embedded derivatives is recorded until the carrying value equals the face value of $4,000,000 less any amounts converted. As of December 31, 2005, the derivative instruments had a fair value of $10,057,733.

An analysis of the valuation of the individual tranches as of December 31, 2005 and the significant assumptions used to value the warrants and the beneficial conversion feature are contained in the following table:

	Tranche 1	Tranche 2	Tranche 3	Total

Valuation date	12/31/2005	12/31/2005	12/31/2005
Aggregate note amounts	$917,691	$1,300,000	$1,200,000	$3,417,691
Conversion price at December 31, 2005	$0.156	$0.156	$0.156
Term of notes at December 31, 2005	2.25 years	2.4 years	2.6 years
Shares issuable upon conversion	5,957,684	8,333,333	7,692,308
Warrants outstanding	1,650,000	1,430,000	1,320,000	4,400,000
Exercise price of warrants	$4.25	$4.25	$4.25
Term of warrants at December 31, 2005	4.25 years	4.4 years	4.6 years
Market Price on December 31, 2005	$0.40	$0.40	$0.40
Risk free interest rate at December 31, 2005	4.37%	4.37%	4.37%
Volatility at year end	252.54%	252.54%	252.54%
Fair value per share of conversion shares	$0.3867	$0.3883	$0.3903
Beneficial conversion feature fair value	$2,303,836	$3,235,833	$3,002,308	$8,541,977
Warrant fair value per share at year end	$0.3367	$0.3447	$0.3540
Fair value of derivative related to warrants	$555,555	$492,921	$467,280	$1,515,756
Fair value of derivative related to
beneficial conversion feature	$2,303,836	$3,235,833	$3,002,308	$8,541,977

Aggregate fair value of derivative instruments	$2,859,391	$3,728,754	$3,469,588	$10,057,733

The derivative liability is comprised of the following as of December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005

AJW Notes	$10,142,448	$1,515,756
AJW Warrants	1,004,608	8,541,977
William Robinson Note	127,641	-
Total derivative liability	$11,274,697	$10,057,733

The derivative valuation loss reported in the accompanying condensed consolidated statements of operations results from the revaluation to fair value of the beneficial conversion feature and attached warrants associated with the above notes. As the fair value of the derivative changes, a gain or a loss is recognized.

The components of the derivative valuation loss for the years ended December 31, 2006 and 2005 consisted of the following:

	Year ended December 31,
	2006	2005
Derivative valuation (loss) on issuance of notes - AJW	($2,451,967)	($3,313,576)
Derivative valuation (loss) on issuance of warrants -AJW	(663,080)	(11,046,172)
Derivative valuation (loss) on conversion -AJW	(58,489)	(162,217)
Derivative valuation gain on conversion -Robinson	20,010	-
Derivative valuation gain on conversion -Lively	4,193	-
Derivative valuation gain on conversion -Gardiner	840	-
Derivative valuation (loss) on issuance of note - Gardiner	(37,050)	-
Derivative valuation (loss) on issuance of note- Robinson	(368,608)	-
Derivative valuation (loss) - beneficial conversion revaluation - Robinson	757,019	-
Derivative valuation (loss) on issuance of notes - Lively	(58,306)	-
Derivative valuation (loss) - beneficial conversion revaluation - Lively	106,799	-
Derivative valuation (loss) - beneficial conversion revaluation - Gardiner	(20,520)	-
Derivative valuation gain (loss) - warrant revaluation AJW	1,240,536	10,634,976
Derivative valuation gain (loss)- beneficial conversion revaluation - AJW	2,563,741	(2,295,177)
	$1,035,118	($6,182,166)

The following table reflects amounts credited to additional paid-in capital upon the conversion of notes payable with beneficial conversion features to common stock:

	December 31
	2006	2005

Beneficial conversion feature associated with notes payable issued to:
James Gardiner	$146,731	$-
William Robinson	183,570	-
Frank Lively	38,465	-
Beneficial conversion feature associated with convertible notes payable to AJW Partners, et al reclassified as additional paid-in
capital upon conversion of notes payable	364,353	1,229,053
Bedlington Securities	-	250,000
Guy Stewart	-	150,000
Joe Theisman (Note 7)	-	117,000

Total beneficial conversion of derivative securities	$733,119	$1,746,053

On May 8, 2007, the Company received $335,000 pursuant to a Securities Purchase Agreement dated May 8, 2007 with AJW in exchange for 6% Callable Secured Convertible Notes and issued five year warrants to purchase 20,033,500 shares of common stock priced at $0.07 valued at $1,788,992 on the date of issuance which was recorded as a derivative liability. An aggregate of $2,992 was recognized as loan costs and $1,786,000 was recognized as a derivative valuation loss on issuance of the warrants. The beneficial conversion feature was valued at $687,873 and was recorded as a derivative liability. An aggregate of $335,000 was allocated to discounts on the individual notes, representing 100% of the face value of the notes which will accrete over the three year life of the notes, with the remaining $387,873 recognized as a derivative valuation loss. The Company incurred loan costs totaling $71,492 which consists of fees of $68,500 paid in cash, and a five year warrant to purchase 33,500 shares of common stock priced at $0.07 valued at $2,992 using the Black Scholes method on the date of issuance which will be amortized over the three year term of the notes.

An analysis of the issuance under the May 8, 2007 Securities Purchase Agreement with AJW and the significant assumptions used to value the warrants and beneficial conversion feature are contained in the following table:

Issue date	5/8/2007
Aggregate note amounts	$335,000
Conversion price on issue dates	$0.02
Term of notes at issuance	3 years
Shares issuable upon conversion	15,320,122
Warrants issued	20,033,500
Exercise price of warrants	$0.07
Term of warrants at issuance	5 years
Market Price on issue dates	$0.047
Risk free interest rate on issuance date	4.54%
Volatility on date of issuance	231.77%
Fair value per share of conversion shares	0.0449
Beneficial conversion feature fair value	$687,873
Note discount amount	$335,000
Warrant fair value per share at issuance	$0.0893
Fair values of warrants at issuance dates	$1,788,992
Value of warrants allocable to loan costs	$2,992
Fair value of derivative related to warrants	$1,786,000
Fair value of derivative allocated to benficial
conversion fearure	$352,873
Aggregate fair value allocated to derivative instruments	$2,141,865

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

An analysis of the valuation of the beneficial conversion feature and the significant assumptions used are contained in the following table:

Valuation date	Issuance date January 15, 2006	Report date March 31, 2006	Conversion date April 20, 2006
Aggregate note amount	$90,000	$90,000	$90,000
Conversion price	$0.30	$0.30	$0.30
Term of note	1.95 years	1.75 years	1.70 years
Shares issuable upon conversion	300,000	300,000	300,000
Market Price	$0.45	$0.53	$0.53
Risk free interest rate	4.39%	4.80%	4.89%
Volatility on issue date	253.76%	247.96%	246.20%
Fair value per share of conversion shares	$0.4235	$0.4919	$0.4891
Beneficial conversion feature fair value	$127,050	$147,570	$146,730
Note discount amount	$90,000	$90,000	$90,000
Fair value of derivative related to
beneficial conversion feature	$37,050	$57,570	$56,730
Derivative valuation gain (loss) recognized		$(20,520)	$840

On January 17, 2006 the Company issued an unsecured note in the amount of $88,637 bearing interest at the rate of 5.0% to a vendor in exchange for services previously rendered. The note was originally due in full on April 19, 2006. The note was personally guaranteed by Mr. Robinson who had pledged certain of his personal assets as collateral. During the year ended December 31, 2006, Mr. Robinson paid the note and all accrued interest in full on behalf of the Company.

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

On April 20, 2006 Mayo Hadden converted $200,000 of his outstanding Convertible Note into 666,667 shares of common stock at the conversion price of $0.30 per share. On June 28, 2006, he converted the remaining balance of $131,250 plus $11,563 of accrued interest at the conversion price of $0.30 into 476,043 shares of Class A Common Stock. On September 28, 2006 the Company issued an additional 317,362 shares of Class A common stock to Mr. Hadden relative to an agreement lowering the conversion price from $0.30 to $0.18. The additional shares issued were valued at $0.18, the market price as of the date of issuance. The value of $57,125 was recorded as additional interest on the note in the accompanying statements of operations for the year ended December 31, 2006.

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

The Company is currently in discussions with Charles McClure to amend his note agreement which continues to be in default.

	December 31, 2006	December 31, 2005
Current - Unrelated parties
Convertible Notes payable C.M.G. Tech., interest accrues at 10% per
annum due February 25, 2007 currently in default	822,094	822,094

Note payable Charles McClure, secured by an airship, interest accrues
at 25.0% per annum and is due December 31, 2005, currently in default	250,000	250,000

Demand Notes to Vendors - unsecured, interest accrues at 12% per
annum currently in default	781	154,887

Note payable - Sierra Nevada Corporation - non interest bearing secured by
certain inventory due August 25, 2006	500,000	-

Note payable - 21st Century Airship, Inc. - interest accrues at 12%	-	144,844

Convertible Note payable - Mayo Hadden, unsecured, interest accrues
at 10.0% per annum due February 25, 2007	-	331,250

Commercial Promissory Note, - Equipment Depot, Inc., interest at 9.0%
per annum, secured, due June 19, 2006	-	25,000
	$1,572,875	$501,094
Long-term - unrelated parties

Notes payable - AJW Partners, LLP and affiliates, callable secured convertible notes bearing interest at 8% per annum, $739,573 due April 4, 2008; $1,300,000 due May 25, 2008 and
$1,200,000 due August 4, 2008 less total discount of
$1,549,058 and $2,762,333, respectively	1,690,721	655,358

Notes payable - AJW Partners, LLP and affiliates, callable secured convertible notes bearing interest at 6% per annum, $1,000,000 due April 14, 2009; $500,000 due July 5, 2009, 200,000 due
$200,000 due September 11, 2009 and $300,000 due October
19, 2006 less total discount of $1,611,323	388,677	-

Total long term notes payable	$2,079,398	$655,358

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

Mr. Robinson advanced certain amounts from time to time to the Company under the line of credit during the year ended December 31, 2006 resulting in the recognition of additional discounts and derivative valuation losses upon issuance. The derivative analysis of the valuation upon issuance and the revaluation as of December 31, 2006 of the beneficial conversion feature related to Mr. Robinson's note and the significant assumptions used are contained in the following table:

	Issuance date March 31, 2006	from April 1 to June 30, 2006	from July 1 to September 30, 2006	from October 1 to December 31, 2006	Report date December 31, 2006
Aggregate note amounts	$565,188	$127,395	$94,884	$76,538	$362,412
Conversion price	$0.30	$0.30	$0.30	$0.30	$0.30
Term of notes	1.75 years	1.55 - 1.7 years	1.30 - 1.47 years	1.13 - 1.04 years	1.0 year
Shares issuable upon conversion	1,883,960	424,649	316,279	255,127	1,375,974
Market Price	$0.53	$0.29 - $0.50	$0.16 - $0.24	$0.14 - $0.18	$0.16
Risk free interest rate	4.80%	4.96% - 5.14%	5.03% - 5.20%	4.96% - 5.04%	5.00%
Volatility	247.96%	240.51% - 246.75%	239.40% - 241.84%	234.58% - 236.18%	233.53%
Fair value per share of conversion shares	$0.4919	$0.25 - $0.46	$0.13 - $0.20	$0.09 - $0.13	$0.1051
Beneficial conversion feature fair value	$926,720	$116,620	$55,453	$27,527	$144,615
Note discount amount	$565,188	$109,545	$55,453	$27,527
Fair value of derivative related to
beneficial conversion feature	$361,532	$7,075	$-	$-	$144,615

On April 20, 2006, Mr. Robinson converted $50,000 of the balance at the stated conversion rate into 166,667 shares of Class A common stock. On September 29, 2006, Mr. Robinson On September 28, 2006 Mr. Robinson utilized the $350,000 of the balance owed to him under the note to exercise 1,750,000 vested options priced at $0.20 and $85,000 of the balance owed to him under the note to exercise 500,000 vested options priced at $0.17 under the 2005 Stock Option Plan. An aggregate of 2,250,000 shares were issued. Total accretion the discount of $576,362 was recorded as interest expense during the year ended December 31, 2006. The carrying value of the note is $181,061, net of discount of $181,351 and is recorded in Notes Payable - related parties in the accompanying balance sheet as of December 31, 2006. As a result of the conversions, the Company recognized a derivative valuation loss of $20,010 representing the change of the value from the previous valuation date to the date of conversion and as a result, reclassified an aggregate of $265,087 to additional paid in capital and recorded interest expense for the associated discount on the line of credit in the amount of $385,804 during the year ended December 31, 2006.

An analysis of the valuation of the beneficial conversion feature related to Mr. Robinson's note and the significant assumptions used are contained in the following table:

Conversion date	April 20, 2006	September 29, 2006
Original proceeds from note	$565,188	$565,188
Note amount converted	$50,000	$435,000
Principal remaining after conversion	$515,188	$302,466
Conversion price	$0.30	$0.30
Term of notes at conversion	1.70 years	1.25 years
Shares issued on conversion	166,667	1,450,000
Potential remaining conversion shares	1,717,293	1,008,220
Common Stock Price on conversion date	$0.53	$0.165
Risk free interest rate at December 31, 2005	4.89%	4.91%
Volatility on conversion dates	246.20%	239.76%
Fair value per share of conversion shares	0.4891	0.1266
Fair value of derivative	$839,928	$127,641
Derivative liability reclassified to additional paid-in
capital upon conversion	$81,517	$183,570
Derivative valuation loss recognized
on conversion	$-	$(20,010)

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

On September 29, 2006 Mr. Lively utilized the balance owed to him under the notes, including principal and all related interest of $92,973 to exercise vested options at an exercise price of $0.20 per share under the 2005 Stock Option Plan. An aggregate of 464,465 shares were issued to him and the Notes were cancelled. The Company recorded the remaining discount of $78,165 to interest expense during the year ended December 31, 2006. In addition, the Company reclassified $38,466 to additional paid in capital and recognized a derivative valuation loss of $4,193 upon the conversion of the notes.

An analysis of the valuation upon issuance, upon revaluation as of June 30, 2006 and upon conversion as of September 29, 2006 of the beneficial conversion feature related to Mr. Lively's note and the significant assumptions used are contained in the following table:

	Issuance date March 31, 2006	Report date June 30, 2006	Conversion Date September 29, 2006
Aggregate note amounts	$91,151	$91,151	$91,151
Conversion price	$0.30	$0.30	$0.30
Term of notes	1.75 years	1.50 years	1.25 years
Shares issuable upon conversion	303,837	303,836	303,836
Market Price	$0.53	$0.17	$0.165
Risk free interest rate	4.80%	5.16%	4.91%
Volatility on issue date	247.96%	242.54%	239.76%
Fair value per share of conversion shares	0.4919	0.1404	0.1266
Beneficial conversion feature fair value	$149,457	$42,659	$38,466
Note discount amount	$91,151	$78,165	$-
Fair value of derivative related to
beneficial conversion feature	$58,306	$(35,506)	$38,466
Derivative valuation loss recognized
on conversion			$(4,193)

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

During the year ended December 31, 2005, Jim Alman converted $50,000 of the balance of his loan at December 31, 2004 to Class A common shares at the rate of $0.20 per share and received 250,000 Class A common shares. The conversion rate was determined based on the fair value of the common stock on the date of the note of September 16, 2005 of $0.18 per share. In addition, the Company issued a Convertible Promissory Note to Mr. Alman in the amount of $50,000.The note bears interest at the rate of 12%, is unsecured and convertible into the Company's Class A common stock at a price of $0.30 per share. The conversion price approximated the market price on the date of the note. The note is due on December 31, 2007. On September 29, 2006 James Alman utilized the balance owed to him under his note, including principal and all related interest of $68,286 to exercise 341,432 vested options under the 2005 Stock Option Plan. An aggregate of 341,432 shares were issued to him and the Note was cancelled. There was no beneficial conversion feature recognized on this note.

During the year ended December 31, 2005, Proxity loaned the Company funds to be used for working capital purposes which were payable on demand. On August 12, 2005 Proxity agreed to extend their note and, as additional consideration for extending the due date of the loans, the Company issued 25,000 shares of its Class A common stock valued at $35,000 to Cherokee based on the bid price as of that date. The Company recorded the value of the shares as additional interest expense related to the note. The Company issued Proxity a Convertible Promissory Note in the amount of $351,600 on December 31, 2005. The note bears interest at the rate of 12%, is unsecured and convertible into the Company's Class A common stock at a price of $0.30 per share. The conversion price approximated the market price on the date of the note. The note is due on December 31, 2007. During the year ended December 31, 2006 the Company paid an aggregate of $50,000 of the principal balance of the Convertible Note payable to Proxity, Inc.

At December 31, 2005 the Company issued Convertible Promissory Notes aggregating $263,266 to four executive employees of the Company in lieu of deferred salaries. The notes bear interest at the rate of 12%, are unsecured and convertible into the Company's Class A common stock at a price of $0.30 per share. The conversion price approximated the market price on the date of the note. The notes are due on December 31, 2007. On September 29, 2006 the remaining balance due to the executive employees, John Youngbeck and Keith Vierela utilized the balances owed to them under their notes including principal and all related interest of $55,096 and $80,062, respectively to exercise 398,317 and 280,474 vested options, respectively under the 2005 Stock Option Plan. An aggregate of 678,791 shares were issued and the Notes were cancelled. No beneficial conversion features were present on these notes.

	December 31, 2006	December 31, 2005
Current - Related Parties
Convertible Promissory Note - Cherokee Raiders, interest at 12%
per annum, due December 31, 2007, unsecured	262,255	312,255

Convertible Promissory Note - Proxity Inc., interest at 12% per annum,
due July 31, 2008, unsecured	301,600	351,600

Convertible Promissory Note - Billy Robinson, interest at 12%
per annum, due December 31, 2007, unsecured, net of discount of	181,061	460,851
181,350 and $0, respectively

Convertible Promissory Note - Jim Alman - interest at 12% per
annum, due December 31, 2007, unsecured	-	50,000

Convertible Promissory Notes - four executive employees - interest at
12% per annum, unsecured, due December 31, 2007	-	263,266

Convertible Promissory Notes - Frank Lively - interest at 12% per
annum, unsecured, due December 31, 2007	-	124,343

	$1,562,315	$1,137,768

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Certain trade vendors in the ordinary course of business have not been paid. There is currently no litigation pending for said vendors and the amounts owed have been accrued in the accompanying financial statements as of December 31, 2006.

On January 1, 2006, the Company entered into a new employment agreement with Mr. Robinson. The new agreement supersedes the agreement discussed above. The term of this agreement is for a period of one year subject to renewal for successive one year periods, unless 14 days prior written notice is provided by either party. Mr. Robinson will receive an annual salary of not less than $250,000. The agreement provides for standard benefits, vacation and participation in the Company's bonus pool as defined in the agreement. In addition, the Company shall issue to Employee options to purchase shares of Company stock (Shares) in accordance with the Company's Stock Option Plan. The agreement may be terminated for due cause, upon death, upon disability, voluntary termination by him, or us, without due cause by providing 14 days prior written notice. Mr. Robinson is subject to a non-compete and non-solicitation provision during the employment term and during a specified Post-Employment Period (as defined in the employment agreement).

On January 1, 2006, the Company entered into an employment agreement with our Vice President, James D. Alman. The new agreement supersedes the agreement discussed above. The term of this agreement is for a period of one year, subject to renewal for successive one year periods, unless 14 days prior written notice is provided by either party. Mr. Alman will receive an annual salary of not less than $135,000. The agreement provides for standard benefits, vacation and participation in the Company's bonus pool as defined in the agreement. In addition, the Company shall issue to Employee options to purchase shares of Company stock (Shares) in accordance with the Company's Stock Option Plan. The Agreement may be terminated for due cause, upon death, upon disability, voluntary termination by him, or us without due cause by providing 14 days prior written notice. Mr. Alman is subject to a non-compete and non-solicitation provision during the employment term and during a specified Post-Employment Period.

On January 1, 2006, the Company entered into an employment agreement with Keith Vierela as Chief Operating Officer. The new agreement supersedes the agreement discussed above. The term of this agreement is one year, subject to renewal for successive one year periods, unless 14 days prior written notice is provided by either party. Mr. Vierela will receive an annual salary of not less than $150,000. The agreement provides for standard benefits, vacation and participation in the Company's bonus pool as defined in the agreement. In addition, the Company shall issue to Employee options to purchase shares of Company stock (Shares) in accordance with the Company's Stock Option Plan. The Agreement may be terminated for due cause, upon death, upon disability, voluntary termination by him, or us without due cause by providing 14 days prior written notice. Mr. Vierela is subject to a non-compete and non-solicitation provision during the employment term and during a specified Post-Employment Period. On November 15, 2006 Mr. Vierela and the Company terminated the contract under an agreement as of that date. Under the terms of the agreement, Mr. Vierela was released from all restrictive covenants of his employment agreement in exchange for the return and cancellation of 500,000 shares of Class A common stock held by Mr. Vierela. The transaction was recorded as of the date of the termination of the contract as a reduction of the outstanding shares of the Company.

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

In February, 2006, the Company entered into an Investor Relations Agreement for a term of one year with Osprey Partners to provide investor and shareholder relations services to the Company. The agreement calls for a monthly retainer of $6,000 and the issuance of warrants to purchase 600,000 shares of the Company's Class A common stock at a strike price of $0.45 per share with a value of $419,760 on the date of grant using the Black Scholes method. The warrants expire 7 years after the anniversary date. The warrants vest monthly over one year, with 50,000 warrants vesting at the signing of the agreement, subject to immediate vesting of all remaining warrants should the retainer become 30 days past due. During June, 2006 the retainer became 30 days past due and accordingly, the Company recognized compensation expense of $419,760 within general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2006.

In March, 2006 the Company executed a Due Diligence Agreement with GreenHills Ventures, LLC. ("GreenHills"). Under the agreement, the Company paid GreenHills $10,750 plus expenses for GreenHills to perform due diligence on behalf of potential investors as a due diligence fee. In addition, the Company agreed to compensate GreenHills for any financing transaction (debt, equity, hybrid security, merger and acquisition or other similar arrangement financing) with any qualified purchaser as defined in the agreement. The compensation consists of the payment of cash of 10% of the aggregate value of any equity or non-loan financing and 7% of the value to be paid in Class A common stock of the Company. In the event of a non-equity financing, the compensation consists of payment of cash of 3% of the aggregate value of the transaction and 7% of the value to be paid in Class A common stock of the Company. The agreement calls for the payment of a breakup fee to be paid under certain conditions as defined in the agreement of 2.5% of the first $5,000,000 of a financing plus 1% of any amount greater than $5,000,000. There are no transactions proposed or pending at this time under this agreement.

On April 27, 2006 the Company entered into an Agreement, (the "Agreement") dated as of April 25, 2006, by and among the Company, Sierra Nevada Corporation "Sierra" and TSI. The Agreement is intended to clarify the relationship and obligations of the parties, which arise from three prior agreements (the Exclusive Agreement to Provide Integration Services, dated June 30, 2004, the Memorandum of Agreement dated November 4, 2004 and the Subcontract Agreement dated May 11, 2005) which were entered into prior to Techsphere becoming a wholly-owned subsidiary of the Company. The Agreement provides that SNC will serve as the prime contractor to Government End-Users for all Techsphere Airships and provided that Sierra will give Techsphere the right of first refusal to lease or sell other non-Techsphere manufactured airships to Sierra on competitive terms. The Agreement also is intended to arrive at an understanding with respect to amounts claimed by Sierra as owed, which arose from certain expenditures made by Sierra for which they are seeking reimbursement. The Agreement provides that if all other conditions of the Agreement are fulfilled that (i) Sierra will reduce its claim from $780,000 to $500,000; (ii) the Company will within 90 days deliver four MAA-90 airship pods to Techsphere free and clear of any liens and encumbrances and (iii) if a delivery order is awarded and Techsphere delivers the completed MAA-90 airship to Sierra, Sierra will set-off the $500,000 payment due from the Company. The Company has delivered the four MAA-90 airship pods and has received the delivery order from Sierra in February, 2007 in excess of $1,000,000 calling for the completion of the MAA-90 airship as well as certain additional operating features and accessories. Final terms include a $500,000 credit against the note provided that a completed airship is delivered upon a mutually agreed upon milestone schedule.

Pursuant to the Agreement, the Company issued a note to Sierra dated April 25, 2006 in the amount of $500,000 which bears interest at the rate of 8.5% beginning August 25, 2006 secured by the above referenced airship pods. The Company recognized the net present value of the note as Selling, General and Administrative expenses in the accompanying statements of operations. (See Note 6)

During the year ended December 31, 2006, the Company executed an Airship Advertising Agreement with a fortune 100 publicly traded company for the lease and operation of two of its SA-68A spherical airships. The Company received an aggregate of $2,760,000 under the terms of the contract as amended for the construction of the airship. The construction process was halted and the Airship Advertising Agreement was cancelled in the first quarter of 2007. The Company is in the process of negotiating a repayment schedule for the $2,760,000 which is categorized as “Refundable Deposits to Customer” in the accompanying balance sheet as of December 31, 2006.

On December 10, 2006, the Company entered into a Licensing and Technical Assistance Agreement with Global Skyship Industries, Inc. (“Global”) for the use of certain patented technology and know how in the manufacture of TSI’s airships. The license agreement called for a term of 6 years ending December 10, 2012 and minimum royalty payments under the agreement of $240,000 for 2007 and 2008, $300,000 for 2009 and 2010 and $360,000 for 2011 and 2012. A total of $60,000 was paid at the signing of the agreement in December, 2006 and has been recorded in prepaid expenses in the accompanying balance sheet at December 31, 2006.

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

The Company has various noncancelable operating leases for administrative office and warehouse facilities. The leases provide for minimum future rentals. Future minimum lease payments under non-cancelable operating leases as of December 31, 2006 are $60,580 for the year ending December 31, 2007.

NOTE 9 - STOCKHOLDERS' DEFICIT

COMMON STOCK

At December 31, 2006 and December 31, 2005, the Company had 66,867,316 and 56,912,893 shares of Class A Common Stock outstanding, respectively, 545,455 shares of Class B Common Stock, and 2 shares of Class C Common Stock issued and outstanding with 200,000,000 shares of Class A and Class B Common Stock authorized, par value $.001, and 200,000,000 shares of Class C Common Stock authorized, par value $.001. In addition, the Company had 100,000,000 shares of Class A Preferred Stock authorized, par value $.001, with no shares issued and outstanding. Class B Common Stock allows for 1,000 votes per share. Class C Common Stock allows for one vote per share and entitles the holder to receive the net assets of the Company upon dissolution. Additional paid in capital at December 31, 2006 and 2005 was $20,372,513 and $14,644,966, respectively. The accumulated deficit as at December 31, 2006 and 2005 was $38,516,199 and $16,476,382, respectively.

During 2005, the Company discontinued banking activity in Canada, which resulted in the recognition of $7,064 of income for the year ended December 31, 2005 related to prior year currency translation adjustments.

STOCK ISSUANCES

The Company issued the following shares of Class A Common Stock during the year ended December 31, 2006.

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

The Company issued the following shares of Class A Common Stock during the year ended December 31, 2005.

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

NOTE 10 - INCOME TAXES

The Company has paid no federal or state income taxes since its incorporation. As of December 31, 2006 and December 31, 2005, the Company had net operating loss carry forwards for federal income tax reporting purposes of $15,019,484 and $6,154,864 respectively, which if unused, will begin to expire in 2025 and 2024, respectively. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

The net deferred tax asset consists of the following:

	December 31	December 31
	2006	2005

Deferred tax assets
Operating loss carryforwards	$5,651,952	$2,316,196
Amortization	306,479	110,450
Depreciation	10,739	10,739
Goodwill	1,521,698	1,636,234
Valuation allowance	(7,490,868)	-

-		4,073,619
Deferred tax liabilities
21st Century License	-	(4,290,944)

Net Deferred Tax Asset (Liability)	$-	$(217,325)

The following is a reconciliation of the income tax computed using the federal statutory rate to the provision for income taxes:

	December 31	December 31
	2006	2005

Tax at federal statutory rate	$(7,567,428)	$(6,129,060)
Non-deductible expenses	5,039,606	2,986,630
Benefit of NOL carryforward	3,335,757	1,989,480
Change in valuation allowance	168,818	(334,584)
State taxes, net of federal benefit	(807,934)	(654,367)
Other	(386,144)	(305,863)

Income tax benefit	$(217,325)	$(2,447,764)

NOTE 11 - STOCK OPTIONS

On September 19, 2005, the Board of Directors approved and adopted the Cyber Defense Systems, Inc. 2005 Stock Option Plan and in 2006 it was approved by the shareholders.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), "Share-Based Payment" (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R), stock option grants to employees and directors were accounted for in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method) and the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation". Accordingly, employee compensation expense was recognized only to the extent that the fair value of our common stock on the date of grant exceeded the stock option exercise price.

Under the modified prospective approach, SFAS 123(R) applies to new grants and to grants that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

The fair value of the options granted in fiscal year 2006 and 2005 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years ending December 31,

	2006	2005

Expected volatility	236.5% - 239.8%	250%
Risk-free interest rate	4.6%-5.0%	4.25%
Expected life of options (years)	10 years	10 years
Expected dividends	-0-	-0-

The following table represents stock option activity under the 2005 Stock Option Plan for the years ended December 31, 2006 and 2005.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (years)

Outstanding options at 1/1/05	-
Granted	11,379,900	$0.20	9.72

Outstanding options at 12/31/05	11,379,900	$0.20
Granted	3,625,000	$0.17
Forfeited	(1,296,900)	$0.20
Exercised	(4,551,162)	$0.20

Outstanding options at 12/31/06	9,156,838	$0.19	8.42

Outstanding exercisable at 12/31/06	9,131,838	$0.19	8.42

At December 31, 2006, shares available for future stock option grants to employees and others under our 2005 Stock Option Plan were 1,292,000.

On September 28, 2007, the Company accelerated the vesting on all options outstanding as of that date, resulting in the immediate expensing of all remaining compensation expense relative to those options. On September 28, 2006 an aggregate of 4,496,162 options issued pursuant to the 2005 Stock Option Plan were exercised at a weighted average exercise price of $0.20. There were no cash proceeds realized by the Company in the exercise. As discussed in Note 7, Messrs. Robinson, Lively, Youngbeck, Vierela and Alman utilized the balances owed to them under their respective notes, including principal and all related interest of $732,718 to exercise 3,735,088 vested options under the 2005 Stock Option Plan. In addition on September 28, 2006, an aggregate of 761,064 options were exercised by employees and Board members. No proceeds were received by the Company on the exercise. Rather, the employees utilized amounts due to them by the Company for commissions, consulting fees and board fees as consideration for the options.

In connection with their purchase of 88,000 shares of Class A common stock prior to the merger of On Alert into Cyber Defense, All Stars Marketing, Inc. was granted an option to acquire up to an additional 88,000 shares for the same purchase price of $0.0593 per share through August 8, 2005. This option was exercised in 2005. Registration rights were also granted for such shares.

NOTE 12 - SUBSEQUENT EVENTS

In 2005, TSI formed TSI Holdings Co, LLC ("TSI, LLC") a Georgia limited liability company. On January 30, 2007, TSI reactivated TSI, LLC, in order to raise funds in order deploy two (2) SA-60 Airships. The Company’s intent is to sell an aggregate of twenty-five (25%) percent membership interest in TSI, LLC. On February 5 , 2007, the Company raised $400,000 toward such funding for an aggregate of 4.5% membership interest in the TSI, LLC, leaving Cyber Defense Systems, Inc with an aggregate interest membership of 95.5% in TSI, LLC.

Subsequent to year end, Mr. Robinson advanced cash of an additional $427,045 through May 17, 2007 under his line of credit.

On February 12, 2007 the Company issued 360,000 shares of Class A Common Stock to a vendor for services valued at $0.12 per share based on the closing market price as of that date. The Company will record an expense of $43,200 relative to this stock issuance in the first quarter of 2007. On April 17, 2007 the Company issued 100,000 shares of Class A Common Stock to a vendor for services valued at $0.065 per share based on the closing market price as of that date. The Company will record an expense of $6,500 relative to this stock issuance in the second quarter of 2007.