Form 10QSB
period 2007-03-31
CYBER DEFENSE SYSTEMS INC
filed 2007-05-21
CIK 1118480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File Number 0-31136

CYBER DEFENSE SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Florida	45-058387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10901 ROOSEVELT BOULEVARD, SUITE 100D ST. PETERSBURG, FLORIDA 33716
(Address of principal executive offices)

727-577-0878
Issuer's telephone number

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

Title of Class	Number of Shares Outstanding

Class A Common Stock
(par value $0.001 per share)	71,705,872 as of May 21, 2007
Class B Common Stock
(Par Value $0.001 per share)	545,455 as of May 21, 2007
Class C Common Stock
Par value $0.001 per share)	2 as of May 21, 2007

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Page Number
PART I

ITEM 1. Condensed Consolidated Financial Statements (unaudited)
Balance Sheets as of March 31, 2007 and December 31, 2006	1
Statements of Operations for the Three Months Ended March 31, 2007 and 2006	2
Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006	3
Notes to Condensed Consolidated Financial Statements	4-16

ITEM 2. Management’s Discussion and Analysis or Plan of Operation.	17
ITEM 3. Controls and Procedures.	20

PART II

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	21
ITEM 6. Exhibits.	21

Signatures	22

CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$5,537	$86,703
Accounts receivable	-	35,870
Inventories	1,311,402	1,170,557
Prepaid expenses	60,880	60,000
Total current assets	1,377,819	1,353,130

Non-current assets
Property and equipment, net of accumulated depreciation
of $31,048 and $26,426, respectively	61,735	66,357
Loan costs, net of accumulated amortization of $1,091,980
and $940,909, respectively	748,802	900,683
Security deposits	7,371	7,371
Airship manufacturing licenses, net of accumulated
amortization of $150,000 and $75,000, respectively	1,950,000	2,025,000
Intangible assets, net of accumulated amortization of
$100,000 and $94,449, respectively	-	5,551
TOTAL ASSETS	$4,145,727	$4,358,092

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,760,937	$1,506,139
Accrued royalties	1,000,000	1,150,000
Accrued interest	1,092,438	912,910
Refundable customer deposit	2,760,000	2,760,000
Deferred revenue	408,333	416,667
Notes payable - related parties	1,156,672	744,916
Notes payable - third parties	1,572,875	1,572,875
Embedded derivative liability	10,775,306	11,291,671
Total current liabilities	20,526,561	20,355,178

Long term notes payable, net of discounts of $2,729,737
and $3,160,382, respectively	2,510,043	2,079,398
Deferred taxes	-	-
TOTAL LIABILITIES	23,036,604	22,434,576

Minority interest in net assets of subsidiary	447,746	-

Stockholders' deficit:
Class A Preferred stock, $0.001 par value 10,000,000
shares authorized, none issued and outstanding
Class A, $0.001 par value, 200,000,000 shares
authorized, 67,631,027 and 66,657,316 shares issued
and outstanding, respectively	67,631	66,657
Class B, $0.001 par value, 200,000,000 shares
authorized, 545,455 shares issued and outstanding	545	545
Class C, $0.001 par value, 200,000,000 shares
authorized, 2 shares issued and outstanding	-	-
Additional paid in capital	20,489,491	20,372,513
Accumulated deficit	(39,896,290)	(38,516,199)
TOTAL STOCKHOLDERS' DEFICIT	(19,338,623)	(18,076,484)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,145,727	$4,358,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2007	2006

Revenues	$42,798	$165,671
Cost of revenues	34,465	80,541
Gross profit	8,333	85,130

Expenses:
Research and development	195,833	28,386
General and administrative	1,119,444	1,320,057
Stock option compensation	-	633,695
Total expenses	1,315,277	1,348,443

Loss from operations	(1,306,944)	(1,263,313)

Other income (expense)
Interest expense	(676,609)	(522,901)
Derivative valuation gain (loss)	601,208	(990,471)
Minority interest in loss of subsidiary	2,254
Total other income (expense)	(73,147)	(1,513,372)

Net loss before income tax	(1,380,091)	(2,776,685)

Income tax benefit	-	217,325

Net loss	$(1,380,091)	$(2,559,360)

Basic and diluted loss per share	$(0.02)	$(0.04)

Weighted average number of Class A
common shares outstanding	67,217,671	56,912,893

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED MARCH 31
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,380,091)	$(3,193,055)
Adjustments to reconcile net loss to net
cash from operating activities:
Loan discount accretion	497,081	313,915
Derivative valuation (gain) loss	(601,208)	990,471
Depreciation and amortization	237,053	345,806
Stock option compensation	-	633,695
Income tax benefit	-	(217,325)
Issuance of warrant for services	-	66,144
Issuance of stock for services	43,200	-
Minority interest in loss of subsidiary	(2,254)	-
Changes in assets and liabilities:
Accounts receivable	35,870	154,246
Inventories	(140,845)	(19,367)
Prepaid expenses	(880)	32,580
Accounts payable and accrued liabilities	329,550	81,927
Accrued royalty	(150,000)	-
Accrued interest	179,528	138,648
Deferred revenue	(8,333)	(8,333)
NET CASH FROM OPERATING ACTIVITIES	(961,329)	(680,648)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(1,635)
NET CASH FROM INVESTING ACTIVITIES	-	(1,635)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from notes payable, related parties .	430,163	87,466
Proceeds from units sold in subsidiary	450,000	-
Proceeds from notes payable	-	1,082,000
Principal payments on notes payable	-	(193,566)
Payments on loan costs	-	(85,000)
NET CASH FROM FINANCING ACTIVITIES	870,163	890,900

Net (decrease) increase in cash	(81,166)	208,617
Cash and cash equivalents, beginning	86,703	476
Cash and cash equivalents, ending	$5,537	$209,093

Supplemental disclosure of cash flow information:
Cash paid for interest	-	$19,235
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION, ACQUISITIONS AND MERGERS AND CONTROLLING SHAREHOLDERS -- Cyber Defense Systems, Inc. ("the Registrant" or "Cyber Defense" or "the Company") was incorporated on August 19, 2004 in Florida. E-City Software, Inc. ("E-City") was organized in Nevada on May 12, 2000. On Alert Systems, Inc. ("On Alert") was incorporated on March 17, 2003 in Nevada and acquired a control position in E-City in May of 2003 and in Cyber Aerospace Corp. ("Cyber Aerospace") in March 2004. On Alert was merged with and into Cyber Defense on September 1, 2004. On September 1, 2004 E-City was also merged with and into Cyber Defense following the On Alert merger. As a result of the aforementioned, Cyber Defense became the successor to E-City and its shares of class A common stock began trading on the Over the Counter Bulletin Board ("OTC:BB") under the symbol CYDF on September 7, 2004. Due to the nature of the mergers, the fiscal year end of the Company was changed to December 31 effective for Fiscal 2003 and the historical financial statements of the Company are now those of On Alert and include results of operations for Cyber Aerospace from its date of inception in March 2004, as it was previously a subsidiary of On Alert, and includes the results of operations of E-City from it's date of merger, September 1, 2004. Cyber Aerospace was merged with and into Cyber Defense effective March 31, 2005 with the acquisition of the 6.19% minority interest in Cyber Aerospace for 1,650,000 shares of class A common stock and 150,000 shares of class B common stock. In addition, on September 19, 2005, the Company acquired its wholly owned subsidiary Techsphere Systems International, Inc. ("TSI") for 23,076,923 Class A common shares and 245,455 Class B common shares. On January 30, 2007, TSI Holdings Co., LLC (“TSI LLC”) was reactivated by TSI, which at March 31, 2007 owns a 95.5% in TSI, LLC.

The controlling shareholders of the company are Proxity, Inc. ("Proxity"), a publicly traded company ("PRXT") and Cherokee Raiders, a partnership, ("Cherokee") owning approximately 21.6% and 12.8% of the Class A common shares of the Company, respectively. In addition, the former shareholders of TSI also own 21,219,111 shares or 31.4% of the Class A common stock and 245,455 or 45%, of the issued and outstanding shares of Class B common stock as of March 31, 2007. Cherokee owns 300,000 or 55% of such class B shares which allow for 1,000 votes per share and as a result, Cherokee is the controlling shareholder of the Company. Cherokee and Proxity each own one share of the two shares of Class C common stock issued and outstanding which have certain liquidation preference rights. The Chief Executive Officer of both Proxity and Cherokee is Mr. Robinson, the Chief Executive Officer of the Company.

CONSOLIDATION - The accompanying condensed consolidated financial statements include the accounts and transactions of Cyber Defense Systems, Inc. for all periods presented and the accounts and transactions of Cyber Defense and TSI, its wholly owned subsidiary from its date of acquisition on September 19, 2005. On January 30, 2007, TSI Holdings Co., LLC (“TSI LLC”) was reactivated by TSI, which at March 31, 2007 owns a 95.5% in TSI, LLC. (collectively the "Company"). Intercompany accounts and transactions have been eliminated in consolidation.

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

Condensed Interim Financial Statements -- The accompanying unaudited condensed consolidated financial statements include the accounts of Cyber Defense Systems, Inc. and its subsidiary, collectively ("Cyber" or the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007 and such financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2006 and other filings made with the Securities and Exchange Commission.

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

Management's Intentions - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the quarter ended March 31, 2007 the Company recorded revenues of $42,798 and incurred a net loss of $1,380,091. For the year ended December 31, 2006, the Company recorded revenues of $494,220 and incurred a net loss of $22,039,817. As of March 31, 2007 and December 31, 2006 the net working capital deficit was $19,148,742 and $19,002,048, respectively. The lack of sufficient revenues and the loss from operations raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as further discussed in Note 4, 5 and 9 as may be required, and ultimately to attain successful operations.

Cash and Cash Equivalents - Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. At March 31, 2007 and December 31, 2006 the Company had no cash in excess of federally insured limits.

Inventory - At March 31, 2007 and December 31, 2006, inventory of $1,311,402 and $1,170,557, respectively primarily consists of parts for the Unmanned Aerial Vehicles ("UAV's") and airships that the Company sells and services.

Property and Equipment - Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from 3 to 5 years. Expenditures for maintenance, repairs, and renewals are charged to expense as incurred. Expenditures for major renewals and betterments that extend the useful lives of existing equipment are capitalized and depreciated. On retirement or disposition of property and equipment, the cost and accumulated depreciation are removed and any resulting gain or loss is recognized in the statement of operations.

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. For the quarter ended March 31, 2007, management has determined that no impairment of its long lived assets was required.

Manufacturing License -- The Company acquired an exclusive manufacturing license for the manufacture and sale of its airships with the acquisition of TSI in September, 2005. Amortization expense relating to the license was $75,000 and $197,994 for the quarterly periods ended March 31, 2007 and 2006, respectively. The Company evaluated the carrying value of the license to determine if the carrying amount warranted revision or may not be recoverable. In management's opinion, an adjustment is not required at March 31, 2007.

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

Share Based Payments - The Company accounts for stock-based compensation expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123R). Under SFAS 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the requisite service period, and is adjusted each period for anticipated forfeitures. The Company estimates the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. There were no stock options issued under the Company’s 2005 option plan during the quarter ended March 31, 2007.

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

Earnings (Loss) Per Share --Basic earnings (loss) per share is calculated by dividing earnings (loss) available to Class A common shareholders by the weighted-average number of Class A common shares outstanding during each period. Fully diluted income (loss) per share for the three months ended March 31, 2007 and 2006 is the same as basic due to losses sustained by the Company for those periods.

The following potentially dilutive common shares are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive:

	Three months ended March 31,
	2007	2006

Shares underlying warrants	7,200,000	6,100,000
Shares underlying options	7,990,405	11,379,900
Shares underlying convertible debt	126,117,669	16,483,923
Shares underlying convertible debt - related parties	3,855,573	9,626,342

Total potentially dilutive securities	145,163,647	43,590,165

Recent Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. However, it does not apply to SFAS 123(R). This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the effect, if any, of SFAS 157 on its financial statements.

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

During the quarter ended March 31, 2007, Mr. Robinson advanced an additional $430,163 to the Company.

See Note 5 - Related Party Notes for additional related party disclosure.

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

In 2004, the Company purchased designs and plans for unmanned air vehicles (UAV's) which have a useful life of 3 years. The cost was $100,000 and the monthly amortization is $2,778. Amortization expense was $5,551 and $8,334 for the three months ended March 31, 2007 and 2006, respectively.

NOTE 4- NOTES PAYABLE

The Company has outstanding a series of Notes and warrants issued to AJW under Agreements dated April 1, 2005 and March 14, 2006. The Notes are secured by all of the Company's assets, except for its accounts receivable and proceeds of inventory. The Notes contain embedded derivatives in the form of the Warrants and the beneficial conversion feature. The Company revalues the embedded derivatives and the beneficial conversion feature and recognizes a gain or loss based on the changes in the fair values between reporting dates. As of March 31, 2007, the derivative instruments had a fair value of $10,652,903. The carrying value of the AJW notes issued under the March 14, 2006 Securities Purchase Agreement, as well as the notes issued in 2005 to AJW as of March 31, 2007 and December 31, 2006 was $2,510,043 and $2,079,398 net of discount, respectively. The carrying value will be increased each quarter over the respective three year lives of the notes as the accretion of the discount related to the embedded derivatives is recorded until the carrying value equals the face value of the notes.

An analysis of the valuation of the individual tranches issued under the above mentioned notes and warrants as of March 31, 2007 and the significant assumptions used to value the warrants and the beneficial conversion feature are contained in the following table:

	April 1, 2005 Agreement			March 14, 2006 Agreement
	Tranche 1	Tranche 2	Tranche 3	Tranche 1	Tranche 2	Tranche 3	Tranche 4
Valuation date	3/31/2007	3/31/2007	3/31/2007	3/31/2007	3/31/2007	3/31/2007	3/31/2007	Total
Aggregate note amounts	$739,780	$1,300,000	$1,200,000	$1,000,000	$500,000	$200,000	$300,000	$5,239,780
Conversion price at March 31, 2007	$0.0462	$0.0462	$0.0462	$0.0424	$0.0424	$0.0424	$0.0424
Term of notes at March 31, 2007	1.0 years	1.15 years	1.35 years	1.95 years	2.25 years	2.45 years	2.55 years
Shares issuable upon conversion	17,609,692	30,815,774	28,032,971	25,095,502	12,326,503	4,878,588	7,358,639
Warrants outstanding	1,650,000	1,430,000	1,320,000	1,100,000	550,000	220,000	330,000	6,600,000
Exercise price of warrants	$0.45	$0.45	$0.45	$1.25	$1.25	$1.25	$1.25
Term of warrants at March 31, 2007	5.0 years	5.15 years	5.35 years	3.95 years	4.25 years	4.45 years	4.25 years
Market Price on March 31, 2007	$0.090	$0.090	$0.090	$0.090	$0.090	$0.090	$0.090
Risk free interest rate at March 31, 2007	4.65%	4.65%	4.65%	4.65%	4.65%	4.65%	4.65%
Volatility at March 31, 2007	228.83%	228.83%	228.83%	228.83%	228.83%	228.83%	228.83%
Fair value per share of conversion shares	$0.0745	$0.0765	$0.0787	$0.0837	$0.0851	$0.0858	$0.0862
Beneficial conversion feature fair value	$1,311,922	$2,357,407	$2,206,195	$2,100,494	$1,048,985	$418,583	$634,315	$10,077,900
Warrant fair value per share at year end	$0.0882	$0.0884	$0.0886	$0.0837	$0.0851	$0.0857	$0.0860
Fair value of derivative related to warrants	$145,530	$126,412	$116,952	$92,070	$46,805	$18,854	$28,380	$575,003
Fair value of derivative related to
beneficial conversion feature	$1,311,922	$2,357,407	$2,206,195	$2,100,494	$1,048,985	$418,583	$634,315	$10,077,900

Aggregate fair value of derivative instruments	$1,457,452	$2,483,819	$2,323,147	$2,192,564	$1,095,790	$437,437	$662,695	$10,652,903

The derivative liability is comprised of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

AJW Notes	$10,077,900	$10,142,448
AJW Warrants	575,003	1,004,608
William Robinson Note	122,403	144,615
Total derivative liability	$10,775,306	$11,291,671

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

The derivative valuation gain (loss) reported in the accompanying condensed consolidated statements of operations results from the issuance, revaluation to fair value of the beneficial conversion feature and attached warrants associated with the above referenced notes to AJW and the derivative valuation loss related to the change in valuation of the beneficial conversion features related to notes issued to James Gardiner, William Robinson and Frank Lively and changes in value recognized upon conversion of the notes. As the fair value of the derivatives change, a gain or a loss is recognized. The components of the derivative valuation gain (loss) for the three months ended March 31, 2007 and 2006 consists of the following:

	Three months ended March 31,
	2007	2006
Derivative valuation gain - beneficial conversion revaluation - AJW	64,548	2,366,234
Derivative valuation gain (loss) - warrant revaluation AJW	429,605	(786,742)
Derivative valuation gain - beneficial conversion revaluation - Robinson	107,055	-
Derivative valuation (loss) on issuance of notes - AJW		(1,599,655)
Derivative valuation (loss) on issuance of warrants -AJW		(492,900)
Derivative valuation (loss) on issuance of note - Gardiner		(37,050)
Derivative valuation (loss) on issuance of note- Robinson		(361,532)
Derivative valuation (loss) on issuance of notes - Lively		(58,306)
Derivative valuation (loss) - beneficial conversion revaluation - Gardiner		(20,520)

Total Derivative valuation gain (loss)	601,208	(990,471)

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

On May 8, 2007, the Company received $335,000 pursuant to a Securities Purchase Agreement dated May 8, 2007 with AJW in exchange for 6% Callable Secured Convertible Notes and issued five year warrants to purchase 20,033,500 shares of common stock at an exercise price of $0.07 valued at $1,788,992 on the date of issuance which was recorded as a derivative liability. An aggregate of $2,992 was recognized as loan costs and $1,786,000 was recognized as a derivative valuation loss on issuance of the warrants. The beneficial conversion feature was valued at $687,873 and was recorded as a derivative liability. An aggregate of $335,000 was allocated to discounts on the individual notes, representing 100% of the face value of the notes which will accrete over the three year life of the notes, with the remaining $387,873 recognized as a derivative valuation loss. The Company incurred loan costs totaling $71,492 which consists of fees of $68,500 paid in cash, and a five year warrant to purchase 33,500 shares of common stock priced at $0.07 valued at $2,992 using the Black Scholes method on the date of issuance which will be amortized over the three year term of the notes.

An analysis of the issuance under the May 8, 2007 Securities Purchase Agreement with AJW and the significant assumptions used to value the warrants and beneficial conversion feature are contained in the following table:

Issue date	5/8/2007
Aggregate note amounts	$335,000
Conversion price on issue dates	$0.0219
Term of notes at issuance	3 years
Shares issuable upon conversion	15,320,122
Warrants issued	20,033,500
Exercise price of warrants	$0.07
Term of warrants at issuance	5 years
Market Price on issue dates	$0.047
Risk free interest rate on issuance date	4.54%
Volatility on date of issuance	231.77%
Fair value per share of conversion shares	0.0449
Beneficial conversion feature fair value	$687,873
Note discount amount	$335,000
Warrant fair value per share at issuance	$0.0893
Fair values of warrants at issuance dates	$1,788,992
Value of warrants allocable to loan costs	$2,992
Fair value of derivative related to warrants	$1,786,000
Fair value of derivative allocated to benficial
conversion fearure	$352,873
Aggregate fair value allocated to derivative instruments	$2,141,865

The Company is currently in discussions with Charles McClure to amend his note agreement.

The following table details the Notes payable - third parties and Long term notes payable outstanding as of March 31, 2007 and December 31, 2006.

	March 31,	December 31,
	2007	2006
Current - Unrelated parties
Convertible Notes payable C.M.G. Tech., interest accrues at 10% per
annum due February 25, 2007 currently in default	822,094	822,094

Note payable Charles McClure, secured by an airship, interest accrues
at 25.0% per annum and is due December 31, 2005, currently in default	250,000	250,000

Demand Notes to Vendors - unsecured, interest accrues at 12% per
annum currently in default	781	781

Note payable - Sierra Nevada Corporation - non interest bearing secured by
certain inventory due August 25, 2006	500,000	500,000
	$1,572,875	$1,572,875
Long-term - unrelated parties
Notes payable - AJW Partners, LLP and affiliates, callable secured convertible notes bearing interest at 8% per annum, $739,573 due April 4, 2008; $1,300,000 due May 25, 2008 and
$1,200,000 due August 4, 2008 less total discount of
$1,282,795 and $1,549,058, respectively	1,956,984	1,690,721

Notes payable - AJW Partners, LLP and affiliates, callable secured convertible notes bearing interest at 6% per annum, $1,000,000 due April 14, 2009; $500,000 due July 5, 2009, 200,000 due
$200,000 due September 11, 2009 and $300,000 due October
19, 2006 less total discount of $1,446,941 and $1,611,323, respectively	553,059	388,677
Total long term notes payable	$2,510,043	$2,079,398

NOTE 5 - NOTES PAYABLE - RELATED PARTIES

On April 19th, 2006, the Board approved a $1,000,000 line of credit with Mr. Robinson. On April 19, 2006 pursuant to the line of Credit, the Company entered into a convertible variable promissory note in the principal amount as of March 31, 2006 of $565,188 including all related accrued interest. The note bears interest at the rate of 12% per annum, is unsecured and is convertible into Class A common stock at $0.30 per share. The note is due on December 31, 2007. The note contains a beneficial conversion due to the conversion price of $0.30 being lower than the market price of $0.53 on the date of issuance. The carrying value of the note in the accompanying balance sheet as of March 31, 2007 and December 31, 2006 was $592,817 and $181,061, respectively and is recorded in Notes Payable - related parties.

Mr. Robinson advanced certain amounts from time to time to the Company under the line of credit during the quarter ended March 31, 2007 resulting in the recognition of additional discounts upon issuance. The derivative analysis of the valuation upon issuance and the revaluation as of March 31, 2007 and December 31, 2006 of the beneficial conversion feature related to Mr. Robinson's note and the significant assumptions used are contained in the following table:

		Issuances
	Report date	from January 1 to	Report date
	December 31, 2006	March 31, 2007	March 31, 2007
Aggregate note amounts	$362,412	$430,163	$792,575
Conversion price	$0.30	$0.30	$0.30
Term of notes	1.0 year	.80 - .95 years	.75 year
Shares issuable upon conversion	1,375,974	1,433,876	2,859,893
Market Price	$0.16	$0.085 - $0.135	$0.09
Risk free interest rate	5.00%	4.93% - 5.07%	4.90%
Volatility	233.53%	231.76% - 233.53%	228.83%
Fair value per share of conversion shares	$0.1051	$0.042 - $0.083	$0.0428
Beneficial conversion feature fair value	$144,615	$78,843	$122,403
Note discount amount		$78,843
Fair value of derivative related to
beneficial conversion feature	$144,615	$-	$122,403

The following table details the Notes payable - related parties outstanding as of March 31, 2007 and December 31, 2006.

	March 31,	December 31,
	2007	2006

Convertible Promissory Note - Cherokee Raiders, interest at 12%
per annum, due December 31, 2007, unsecured	$262,255	$262,255
Convertible Promissory Note - Proxity Inc., interest at 12% per annum,
due July 31, 2007, unsecured	301,600	301,600
Convertible Promissory Note - Billy Robinson, interest at 12%
per annum, due December 31, 2007, unsecured, net of discount of
$199,752 and $181,350, respectively	592,817	181,061
	$1,156,672	$744,916
NOTE 6- STOCKHOLDERS' DEFICIT

COMMON STOCK - At March 31 2007 and December 31, 2006 the Company had 67,017,316 and 66,657,316 shares of Class A Common Stock outstanding, respectively, 545,455 shares of Class B Common Stock, and 2 shares of Class C Common Stock issued and outstanding with 200,000,000 shares of Class A and Class B Common Stock authorized, par value $.001, and 200,000,000 shares of Class C Common Stock authorized, par value $.001. In addition, the Company had 100,000,000 shares of Class A Preferred Stock authorized, par value $.001, with no shares issued and outstanding. Class B Common Stock allows for 1,000 votes per share. Class C Common Stock allows for one vote per share and entitles the holder to receive the net assets of the Company upon dissolution. Additional paid in capital at March 31, 2007 and December 31, 2006 was $20,415,353 and $20,372,513, respectively. The accumulated deficit as at March 31, 2007 and December 31, 2006 was $39,904,166 and $38,516,199 respectively.

The Company issued the following shares of Class A Common Stock during the quarter ended March 31, 2007.

On January 19, 2007 the Company issued a total of 5,114 shares valued at $0.13 per share to a vendor for services based on the closing market price as of that date. The Company recorded an expense of $665 as general and administrative expenses in the accompanying statement of operations for the quarter ended March 31, 2007.

On January 19, 2007 the Company issued a total of 357,059 shares valued at $0.13 per share to a vendor for services rendered in partial settlement of accounts payable based on the closing market price as of that date. The Company recorded a reduction of accounts payable of $46,418 in the accompanying balance sheet at March 31, 2007.

On February 12, 2007 the Company issued 360,000 shares valued at $0.12 per share to a vendor for services based on the closing market price as of that date. The Company recorded an expense of $43,200 as general and administrative expenses in the accompanying statement of operations for the quarter ended March 31, 2007.

On February 28, 2007 the Company issued a total of 251,538 shares valued at $0.11 per share to a vendor for services rendered in settlement of accounts payable based on the closing market price as of that date. The Company recorded a reduction of accounts payable of $27,669 in the accompanying balance sheet at March 31, 2007 and a reduction of general and administrative expenses of $8,541 for the quarter ended March 31, 2007.

Subsequent to March 31, 2007 the Company issued the following shares of Class A Common Stock.

On April 11, 2007 the Company issued 3,563,483 shares of Class A Common Stock to AJW et al upon the conversion of notes in the aggregate principal amount of $156,438 at a price of $0.044 per share.

On April 17, 2007 the Company issued 100,000 shares of Class A Common Stock to a vendor for services valued at $0.065 per share based on the closing market price as of that date. The Company will record an expense of $6,500 relative to this stock issuance in the second quarter of 2007.

NOTE 7- INCOME TAXES

The Company has paid no federal or state income taxes since its incorporation. As of March 31, 2007 and December 31, 2006, the Company had net operating loss carry forwards for federal income tax reporting purposes of approximately $15,300,000 and $15,019,484 respectively, which if unused, will expire through 2027. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

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

In February, 2006, the Company entered into an Investor Relations Agreement for a term of one year to provide investor and shareholder relations services to the Company. The agreement calls for a monthly retainer of $6,000 and the issuance of warrants to purchase 600,000 shares of the Company's Class A common stock at a strike price of $0.45 per share and are fully vested. The warrants expire 7 years after the anniversary date. The value of these warrants was recorded in fiscal 2006.
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

During the year ended December 31, 2006, the Company executed an Airship Advertising Agreement with a fortune 100 publicly traded company for the lease and operation of two of its SA-68A spherical airships. The Company received an aggregate of $2,760,000 under the terms of the contract as amended for the construction of the airship. The construction process was halted and the Airship Advertising Agreement was cancelled in the first quarter of 2007. The Company is in the process of negotiating a repayment schedule for the $2,760,000 which is categorized as “Refundable Deposits to Customer” in the accompanying balance sheet as of March 31, 2007 and December 31, 2006.

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

In February, 2007 the Company’s Columbus, GA lease expired and the facility is presently being leased on a month to month basis. The Company anticipates that it will allow Mr. Robinson’s lease for his apartment to expire at the end of its term on May 31, 2007.

Certain trade vendors in the ordinary course of business have not been paid. There is currently no litigation pending for said vendors and the amounts owed have been accrued in the accompanying financial statements as of March 31, 2007 and December 31, 2006.

The Company has granted certain registration rights with respect to the Securities Purchase Agreements with AJW dated April 1, 2005 and March 14, 2006 and May 8, 2007. These registration rights agreements call for penalties for failure to have an effective registration statement covering the securities under these agreements of 2.0% per month of the outstanding principal balance of the notes under said agreements. As part of the September 8, 2006 Letter Agreement discussed in the previous paragraph, AJW waived any deficiencies in the above mentioned Securities Purchase Agreements dated April 1, 2005 and March 14, 2006 including the penalties for failure to have the registration statement declared effective. If AJW chooses to assess these penalties, the Company would have a liability for said penalty as of March 31, 2007 of approximately $704,000. No amount has been accrued for these penalties as of March 31, 2007.

NOTE 9 - TSI HOLDINGS CO. LLC

In 2005, TSI formed TSI Holdings Co., LLC ("TSI, LLC") a Georgia limited liability company. On January 30, 2007, TSI reactivated TSI, LLC, in order to raise funds in order deploy two (2) SA-60 Airships. The Company’s intent is to sell an aggregate of twenty-five (25%) percent membership interest in TSI, LLC. During the quarter ending March 31, 2007 the Company sold units representing 4.5% of TSI,LLC  for $100,000 per unit for aggregate proceeds of $450,000.

The aggregate amount of the value of the membership units issued has been recorded as “Minority interest in consolidated subsidiary” in the accompanying condensed consolidated statement of operations as of March 31, 2007, net of the 4.5% proportionate share of the losses of TSI LLC applicable to the minority  interest. Cyber Defense Systems, Inc has an aggregate  membership interest of 95.5% in TSI, LLC at March 31, 2007.

The minority interest investors have certain rights to be entitled to twenty-five percent (25%) of future available net income for distribution of TSI, LLC as defined in the agreements relative to their investment.

NOTE 10- SUBSEQUENT EVENTS

On May 3, 2007 the Company entered in an agreement with Affiliated Business Services, Inc. (“Affiliated”) to assist the Company with introducing the Company to potential sources of debt or equity financing. As part of the agreement, Affiliated agreed to settle the remaining balance owed by the Company to Affiliated related to its fees due under the financings related to AJW of $40,882 for a cash payment of $20,000. The Company will record this transaction in the second quarter of 2007. In addition, the agreement calls for the payment of cash of 10% of the gross proceeds as a result of any investment transaction resulting from Affiliated having made such introduction as well a grant of an equal number of any warrants granted to any investor in any successful transaction. No transactions have closed relative to this agreement.

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

RESULTS OF OPERATIONS

The Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Revenues for the quarter ended March 31, 2007 were $42,798 as compared to $165,671 for the quarter ended March 31, 2006, a decrease of $122,873. The decrease is due to lower sales of UAV’s from Cyber and reduced sales by TSI.

Research and development costs relative to the development of the Company's airships and UAV's totaled $195,833 for the quarter ended March 31, 2007, an increase of $167,447 from the quarter ended March 31, 2006 amount of $28,386. The increase is primarily due to increased research and development efforts related to TSI’s airships in the quarter ended March 31, 2007.

General and administrative expenses totaled $1,119,444 for the quarter ended March 31, 2007 as compared to 1,320,057 for the quarter ended March 31, 2006, a net decrease of $200,613. The decrease is primarily due to decreased amortization expense of approximately $123,000 and decreases in salaries and general overheads due to lower levels of operations in the quarter ended March 31, 2007.

The quarter ended March 31, 2006 included Stock option compensation expense of $633,695 for which no amount exists for the quarter ended March 31, 2007.

Other income (expense) for the quarter ended March 31, 2007 and 2006 was comprised of interest expense and derivative valuation gains or losses. Interest expense for the quarter ended March 31, 2007 was $676,609, of which $497,081 represents amortization of discounts on notes to AJW and Mr. Robinson. Interest expense for the quarter ended March 31, 2006 was $522,901 of which $313,915 represents amortization of discounts on notes to AJW. The remainder of the increase is primarily due to increased levels of debt related to AJW.

Also included in other income (expense) is the derivative valuation gain for the quarter ended March 31, 2007 in the amount of $601,208 relates to the issuance of Notes and Warrants to AJW and Mr. Robinson treated as derivative securities. The derivative valuation loss for quarter ended March 31, 2006 in the amount of $990,471 relates to the issuance of Notes and Warrants to AJW Mr. Robinson, Mr. Lively and James Gardiner treated as derivative securities.

The components of the derivative valuation gains (losses) for the quarters ended March 31, 2007 and 2006 are presented in the following table:

	Three months ended March 31,
	2007	2006
Derivative valuation gain - beneficial conversion revaluation - AJW	64,548	2,366,234
Derivative valuation gain (loss) - warrant revaluation AJW	429,605	(786,742)
Derivative valuation gain - beneficial conversion revaluation - Robinson	107,055	-
Derivative valuation (loss) on issuance of notes - AJW		(1,599,655)
Derivative valuation (loss) on issuance of warrants -AJW		(492,900)
Derivative valuation (loss) on issuance of note - Gardiner		(37,050)
Derivative valuation (loss) on issuance of note- Robinson		(361,532)
Derivative valuation (loss) on issuance of notes - Lively		(58,306)
Derivative valuation (loss) - beneficial conversion revaluation - Gardiner		(20,520)

Total Derivative valuation gain (loss)	601,208	(990,471)

The derivative gain for the quarter ended March 31, 2007 relates primarily to the decrease in the value of the common stock for the year ended December 31, 2006. The stock price was $0.09 as of March 31, 2007 as compared to $0.155 as of December 31, 2006. As a result of the decrease of the stock price, the valuation of the underlying derivatives decreased significantly. As a result, since the Company recognizes a gain due to the change in valuation at each reporting date.

The derivative loss for the quarter ended March 31, 2006 relates primarily to the issuances of $1,000,000 notes and 1,100,000 warrants to AJW on March 14, 2006 as well as the losses on issuance to Mr. Gardiner, Mr. Lively and Mr. Robinson as well as losses in the revaluation of the warrants somewhat offset by gains in the revaluation of the note issued to AJW.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary needs for liquidity and capital resources are the funding of salaries, and other administrative expenses related to the management of the Company as well as for payment of the cost of products sold and inventory.

The Company's cash and cash equivalents of $5,537 as of March 31, 2007 are not sufficient to support current levels of operations for the next twelve months and it will be necessary for the Company to seek additional financing.

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

The Company is in negotiations with a potential lending source, but there can be no assurance that these negotiations will be successful or that the Company will obtain sufficient financing or that financing will be structured on agreeable terms.

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

Accounting for Income Taxes

No income taxes have been paid or accrued because the Company had no net income since inception. The Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases. Deferred tax assets and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at March 31, 2007. There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

On January 19, 2007 the Company issued a total of 5114 shares valued at $0.13 per share to a vendor for services based on the closing market price as of that date.

On January 19, 2007 the Company issued a total of 357,059 shares valued at $0.13 per share to a vendor for services rendered in partial settlement of accounts payable based on the closing market price as of that date.

On February 12, 2007 the Company issued 360,000 shares valued at $0.12 per share to a vendor for services based on the closing market price as of that date.

On February 28, 2007 the Company issued a total of 251,538 shares valued at $0.11 per share to a vendor for services rendered in settlement of accounts payable based on the closing market price as of that date.

On April 17, 2007 the Company issued 100,000 shares of Class A Common Stock to a vendor for services valued at $0.065 per share based on the closing market price as of that date.
On April 11, 2007 the Company issued 3,563,483 shares of Class A Common Stock to AJW et al upon the conversion of notes in the aggregate principal amount of $156,438 at a price of $0.044 per share.

ITEM 6. EXHIBITS

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

May 21, 2007

By: /s/ William C. Robinson
William C. Robinson
Chief Executive Officer,
President and Chairman

By: /s/ David M. Barnes
David M. Barnes
Chief Financial Officer