Form 10QSB
period 2007-06-30
CYBER DEFENSE SYSTEMS INC
filed 2007-08-20
CIK 1118480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File Number 0-31136

CYBER DEFENSE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Florida	45-0508387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

Title of Class	Number of Shares Outstanding
Class A Common Stock
(par value $0.001 per share)	96,143,850 as of August 20, 2007
Class B Common Stock
(Par Value $0.001 per share)	545,455 as of August 20, 2007
Class C Common Stock
Par value $0.001 per share)	2 as of August 20, 2007

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Page Number
PART I

ITEM 1. Condensed Consolidated Financial Statements (unaudited)
Balance Sheets as of June 30, 2007 and December 31, 2006	1
Statements of Operations for the Three and Six Months Ended June 30, 2007 and 2006	2
Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006	3
Notes to Condensed Consolidated Financial Statements	4-18

ITEM 2. Management’s Discussion and Analysis or Plan of Operation	19
ITEM 3. Controls and Procedures	23

PART II

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
ITEM 6. Exhibits	24

Signatures	25

CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$11,183	$86,703
Accounts receivable	812,024	35,870
Inventories	2,298,338	1,170,557
Prepaid expenses	880	60,000
Total current assets	3,122,425	1,353,130

Non-current assets
Property and equipment, net of accumulated depreciation
of $35,668 and $26,426, respectively	57,114	66,357
Loan costs, net of accumulated amortization of $1,247,277
and $940,909, respectively	662,005	900,683
Security deposits	7,371	7,371
Airship manufacturing licenses, net of accumulated
amortization of $225,000 and $75,000, respectively	1,875,000	2,025,000
Intangible assets, net of accumulated amortization of
$100,000 and $94,449, respectively	-	5,551
TOTAL ASSETS	$5,723,915	$4,358,092

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$2,663,966	$1,506,139
Accrued royalties	1,250,000	1,150,000
Accrued interest	1,278,014	912,910
Refundable customer deposit	-	2,760,000
Deferred revenue	1,789,873	416,667
Notes payable - related parties	1,254,712	744,916
Notes payable - third parties	4,072,875	1,572,875
Embedded derivative liability	12,460,324	11,291,671
Current portion of long term notes payable, net of
discount of $505,841 and $0, respectively	1,253,321	-
Total current liabilities	26,023,085	20,355,178

Long term notes payable, net of discounts of $2,036,778
and $1,875,863, respectively	1,498,222	2,079,398
TOTAL LIABILITIES	27,521,307	22,434,576

Minority interest in net assets of subsidiary	447,746	-

Stockholders' deficit:
Class A Preferred stock, $0.001 par value 10,000,000
shares authorized, none issued and outstanding
Class A, $0.001 par value, 200,000,000 shares
authorized, 82,177,417 and 66,657,316 shares issued
and outstanding, respectively	82,177	66,657
Class B, $0.001 par value, 200,000,000 shares
authorized, 545,455 shares issued and outstanding	545	545
Class C, $0.001 par value, 200,000,000 shares
authorized, 2 shares issued and outstanding	-	-
Additional paid in capital	21,113,495	20,372,513
Accumulated deficit	(43,441,355)	(38,516,199)
TOTAL STOCKHOLDERS' DEFICIT	(22,245,138)	(18,076,484)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,723,915	$4,358,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006

Revenues	$94,240	$136,223	$137,038	$301,894
Cost of revenues	80,133	63,730	80,133	144,271
Gross profit	14,107	72,493	56,905	157,623

Expenses:
Research and development	232,819	70,875	428,652	99,261
General and administrative	887,005	2,296,197	2,006,449	3,616,255
Stock option compensation	-	350,584	-	984,279
Total expenses	1,119,824	2,717,656	2,435,101	4,699,795

Loss from operations	(1,105,717)	(2,645,163)	(2,378,196)	(4,542,172)

Other income (expense)
Interest expense	(775,145)	(862,770)	(1,451,754)	(1,385,670)
Derivative valuation gain (loss)	(1,698,668)	4,485,171	(1,097,460)	3,494,700
Minority interest in loss of subsidiary	-	-	2,254	-
Total other income (expense)	(2,473,813)	3,622,401	(2,546,960)	2,109,030

Net loss before income tax	(3,579,530)	977,238	(4,925,156)	(2,433,142)

Income tax benefit	-	-	-	217,325

Net loss	$(3,579,530)	$977,238	$(4,925,156)	$(2,215,817)

Basic and diluted loss per share	$(0.05)	$0.02	$(0.07)	$(0.04)

Weighted average number of Class A
common shares outstanding	73,380,201	58,843,504	70,315,960	57,883,532

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,925,156)	$(2,215,817)
Adjustments to reconcile net loss to net
cash from operating activities:
Loan discount accretion	1,085,650	980,917
Derivative valuation loss (gain)	1,097,460	(3,494,700)
Depreciation and amortization	403,471	699,044
Gain on settlement of customer refund payable	(260,000)	-
Stock option compensation	-	984,279
Income tax benefit	-	(217,325)
Issuance of warrant for services	-	419,760
Issuance of stock for services	49,700	140,578
Issuance of equity in subsidiary for loan	50,000	-
Minority interest in loss of subsidiary	(2,254)	-
Issuance of loan for services	-	351,192
Changes in assets and liabilities:
Accounts receivable	(776,154)	286,579
Inventories	(1,127,781)	(247,753)
Prepaid expenses	59,120	32,580
Accounts payable and accrued liabilities	832,580	384,670
Accrued royalty	500,000	-
Accrued interest	365,104	333,174
Deferred revenue	1,373,206	683,333
NET CASH FROM OPERATING ACTIVITIES	(1,275,054)	(879,489)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(2,636)
NET CASH FROM INVESTING ACTIVITIES	-	(2,636)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from notes payable, related parties	464,534	137,289
Proceeds from units sold in subsidiary	400,000	-
Proceeds from notes payable	335,000	1,082,000
Principal payments on notes payable	-	(247,183)
Payments on loan costs	-	(85,000)
NET CASH FROM FINANCING ACTIVITIES	1,199,534	887,106

Net (decrease) increase in cash	(75,520)	4,981
Cash and cash equivalents, beginning	86,703	476
Cash and cash equivalents, ending	$11,183	$5,457

Supplemental disclosure of cash flow information:
Cash paid for interest	-	$19,235
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION, ACQUISITIONS AND MERGERS AND CONTROLLING SHAREHOLDERS — Cyber Defense Systems, Inc. ("the Registrant" or "Cyber Defense" or "the Company") was incorporated on August 19, 2004 in Florida. E-City Software, Inc. ("E-City") was organized in Nevada on May 12, 2000. On Alert Systems, Inc. ("On Alert") was incorporated on March 17, 2003 in Nevada and acquired a control position in E-City in May of 2003 and in Cyber Aerospace Corp. ("Cyber Aerospace") in March 2004. On Alert was merged with and into Cyber Defense on September 1, 2004. On September 1, 2004 E-City was also merged with and into Cyber Defense following the On Alert merger. As a result of the aforementioned, Cyber Defense became the successor to E-City and its shares of class A common stock began trading on the Over the Counter Bulletin Board ("OTC:BB") under the symbol CYDF on September 7, 2004. Due to the nature of the mergers, the fiscal year end of the Company was changed to December 31 effective for Fiscal 2003 and the historical financial statements of the Company are now those of On Alert and include results of operations for Cyber Aerospace from its date of inception in March 2004, as it was previously a subsidiary of On Alert, and includes the results of operations of E-City from it's date of merger, September 1, 2004. Cyber Aerospace was merged with and into Cyber Defense effective March 31, 2005 with the acquisition of the 6.19% minority interest in Cyber Aerospace for 1,650,000 shares of class A common stock and 150,000 shares of class B common stock. In addition, on September 19, 2005, the Company acquired its wholly owned subsidiary Techsphere Systems International, Inc. ("TSI") for 23,076,923 Class A common shares and 245,455 Class B common shares. On January 30, 2007, TSI Holdings Co., LLC (“TSI LLC”) was reactivated by TSI, which at June 30, 2007 owns a 95.5% interest in TSI, LLC.

The controlling shareholders of the Company are Proxity, Inc. ("Proxity"), a publicly traded company ("PRXT") and Cherokee Raiders, a partnership, ("Cherokee") owning approximately 18.7% and 11.5% of the Class A common shares of the Company, respectively at June 30, 2007. In addition, the former shareholders of TSI also own 21,219,111 shares or 25.8% of the Class A common stock and 245,455 or 45%, of the issued and outstanding shares of Class B common stock as of June 30, 2007. Cherokee owns 300,000 or 55% of such class B shares which allow for 1,000 votes per share and as a result, Cherokee is the controlling shareholder of the Company. Cherokee and Proxity each own one share of the two shares of Class C common stock issued and outstanding which have certain liquidation preference rights. The Chief Executive Officer of both Proxity and Cherokee is Mr. Robinson, the Chief Executive Officer of the Company.

CONSOLIDATION - The accompanying unaudited condensed consolidated financial statements include the accounts and transactions of Cyber Defense Systems, Inc. for all periods presented and the accounts and transactions of Cyber Defense and TSI, its wholly owned subsidiary from its date of acquisition on September 19, 2005. On January 30, 2007, TSI Holdings Co., LLC (“TSI LLC”) was reactivated by TSI, which at June 30, 2007 owns a 95.5% interest in TSI, LLC. (collectively the "Company"). Intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation — The unaudited financial statements included in this Form 10-QSB have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB of the Securities and Exchange Act of 1934, as amended. The financial information furnished herein reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to such rules and regulations.

Condensed Interim Financial Statements — The accompanying unaudited condensed consolidated financial statements include the accounts of Cyber Defense Systems, Inc. and its subsidiaries, collectively ("Cyber" or the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007 and such financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2006 and other filings made with the Securities and Exchange Commission.

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

Management's Intentions - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2007 the Company recorded revenues of $137,038 and incurred a net loss of $4,925,156. For the year ended December 31, 2006, the Company recorded revenues of $494,220 and incurred a net loss of $22,039,817. As of June 30, 2007 and December 31, 2006 the net working capital deficit was $22,900,660 and $19,002,048, respectively. The lack of sufficient revenues and the loss from operations raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as further discussed in Note 4, 5 and 9 as may be required, and ultimately to attain successful operations.

Cash and Cash Equivalents - Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. At June 30, 2007 and December 31, 2006 the Company had no cash in excess of federally insured limits.

Inventory - At June 30, 2007 and December 31, 2006, inventory of $2,298,388 and $1,170,557, respectively primarily consists of parts for the Unmanned Aerial Vehicles ("UAV's") and assemblies for the airships that the Company sells and services.

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

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. For the quarter ended June 30, 2007, management has determined that no impairment of its long lived assets was required.

Manufacturing License — The Company acquired an exclusive manufacturing license for the manufacture and sale of its airships with the acquisition of TSI in September, 2005. Amortization expense relating to the license was $150,000 and $395,988 for the six months ended June 30, 2007 and 2006, respectively. The Company evaluated the carrying value of the license to determine if the carrying amount warranted revision or may not be recoverable. In management's opinion, an adjustment is not required at June 30, 2007.

Fair Values of Financial Instruments — The carrying amounts reported in the balance sheet for notes payable approximate their fair values because the interest rates approximate current interest rates to be charged on similar borrowings.

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

Share Based Payments - The Company accounts for stock-based compensation expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123R). Under SFAS 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the requisite service period, and is adjusted each period for anticipated forfeitures. The Company estimates the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. There were no stock options issued under the Company’s 2005 option plan during the six months ended June 30, 2007.

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

Income Taxes — No income taxes have been paid or accrued because the Company has had no net taxable income since inception. The Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases. Deferred tax assets and deferred liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

Earnings (Loss) Per Share —Basic earnings (loss) per share is calculated by dividing earnings (loss) available to Class A common shareholders by the weighted-average number of Class A common shares outstanding during each period. Fully diluted income (loss) per share for the three and six months ended June 30, 2007 and 2006 is the same as basic due to losses sustained by the Company for those periods.

The following potentially dilutive common shares are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive:

	June 30,
	2007	2006

Shares underlying warrants	27,233,500	6,100,000
Shares underlying options	7,674,130	11,379,900
Shares underlying convertible debt	221,701,844	41,875,752
Shares underlying convertible debt - related parties	9,254,878	7,730,428

Total potentially dilutive securities	265,864,352	67,086,080

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

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities”, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The Company does not expect the adoption of EITF 07-3 to have a material impact on the financial results of the Company.

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

During the six months ended June 30, 2007, Mr. Robinson made net advances of $314,472 to the Company.

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

The license agreement calls for a minimum annual royalty payment of $1,000,000 for the period of January 17, 2005 through January 16, 2006 and each annual period thereafter ending January 16. TSI has paid an aggregate of $400,000 through July 31, 2007. On July 23, 2007, 21st Century Airships notified the Company that it had not made an agreed to payment in the amount of $676,225 and if said payment was not received by August 23, 2007, 21st Century Airships intends to terminate the agreement immediately. This would have the effect of TSI being unable to manufacture and sell its airships.

In 2004, the Company purchased designs and plans for unmanned air vehicles (UAV's) which have a useful life of 3 years. The cost was $100,000 and the monthly amortization is $2,778. Amortization expense was $5,551 and $16,668 for the six months ended June 30, 2007 and 2006, respectively.

NOTE 4- NOTES PAYABLE

On May 8, 2007, the Company received $335,000 pursuant to a Securities Purchase Agreement dated May 8, 2007 with AJW in exchange for 6% Callable Secured Convertible Notes and issued five year warrants to purchase 20,033,500 shares of common stock at an exercise price of $0.07 valued at $1,788,992 on the date of issuance which was recorded as a derivative liability. An aggregate of $2,992 was recognized as loan costs and $1,786,000 was recognized as a derivative valuation loss on issuance of the warrants. The beneficial conversion feature was valued at $687,873 and was recorded as a derivative liability. An aggregate of $335,000 was allocated to discounts on the individual notes, representing 100% of the face value of the notes which will accrete over the three year life of the notes, with the remaining $387,873 recognized as a derivative valuation loss. The Company incurred loan costs totaling $71,492 which consists of fees of $68,500 paid in cash, and a five year warrant to purchase 33,500 shares of common stock priced at $0.07 valued at $2,992 using the Black Scholes method on the date of issuance which will be amortized over the three year term of the notes. The conversion price is 40% of the average of the lowest three intra-day trading prices for the Company's common stock during the 20 trading days immediately preceding the conversion date.

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

The Company has outstanding a series of Convertible Notes and warrants issued to AJW under Agreements dated April 1, 2005, March 14, 2006 and May 8, 2007. The conversion price of the Notes issued in conjunction with the April 1, 2005 agreement is 60% of the average of the lowest three intra-day trading prices for the Company's common stock during the 20 trading days immediately preceding the conversion date. The conversion price of the March 14, 2006 agreement is 55% of the average of the lowest three intra-day trading prices for the Company's common stock during the 20 trading days immediately preceding the conversion date. The Notes are secured by all of the Company's assets, except for its accounts receivable and proceeds of inventory. The Notes contain embedded derivatives in the form of the Warrants and the beneficial conversion feature. The Company revalues the embedded derivatives and the beneficial conversion feature and recognizes a gain or loss based on the changes in the fair values between reporting dates. As of June 30, 2007, the derivative instruments had a fair value of $12,445,774. The carrying value of the AJW notes issued under the May 8, 2007, March 14, 2006 Securities Purchase Agreement, as well as the notes issued in 2005 to AJW as of June 30, 2007 and December 31, 2006 was $2,751,543 and $2,079,398 net of discount, respectively. The carrying value will be increased each quarter over the respective three year lives of the notes as the accretion of the discount related to the embedded derivatives is recorded until the carrying value equals the face value of the notes.

An analysis of the valuation of the individual tranches issued under the above mentioned notes and warrants as of June 30, 2007 and the significant assumptions used to value the warrants and the beneficial conversion feature are contained in the following table:

	April 1, 2005 Agreement			March 14, 2006 Agreement				May 8, 2007
	Tranche 1	Tranche 2	Tranche 3	Tranche 1	Tranche 2	Tranche 3	Tranche 4	Agreement
Valuation date	6/30/07	6/30/07	6/30/07	6/30/07	6/30/07	6/30/07	6/30/07	6/30/07	Total
Aggregate note amounts	$459,162	$1,300,000	$1,200,000	$1,000,000	$500,000	$200,000	$300,000	$335,000	$5,294,162
Conversion price at June 30, 2007	$0.0138	$0.0138	$0.0138	$0.0127	$0.0127	$0.0127	$0.0127	$0.0092
Term of notes at June 30, 2007	0.70 years	0.85 years	1.05 years	1.70 years	2.0 years	2.20 years	2.30 years	2.85 years
Shares issuable upon conversion	39,445,826	105,044,749	95,583,879	85,197,899	41,858,249	16,569,170	24,990,200	36,730,286	445,420,258
Warrants outstanding	1,650,000	1,430,000	1,320,000	1,100,000	550,000	220,000	330,000	20,033,500	26,633,500
Exercise price of warrants	$0.45	$0.45	$0.45	$1.25	$1.25	$1.25	$1.25	$0.07
Term of warrants at June 30, 2007	4.75 years	4.90 years	5.10 years	3.70 years	4.0 years	4.20 years	4.0 years	4.86 years
Market Price on June 30, 2007	$0.030	$0.030	$0.030	$0.030	$0.030	$0.030	$0.030	$0.030
Risk free interest rate at June 30, 2007	4.90%	4.90%	4.90%	4.90%	4.90%	4.90%	4.90%	4.90%
Volatility at June 30, 2007	238.52%	238.52%	238.52%	238.52%	238.52%	238.52%	238.52%	238.52%
Fair value per share of conversion shares	$0.0238	$0.0246	$0.0254	$0.0273	$0.0279	$0.0281	$0.0282	$0.0289
Beneficial conversion feature fair value	$938,811	$2,584,101	$2,427,831	$2,325,903	$1,167,845	$465,594	$704,724	$1,061,505	$11,676,314
Warrant fair value per share	$0.0219	$0.0287	$0.0288	$0.0265	$0.0271	$0.0275	$0.0276	$0.0292
Fair value of derivative related to warrants	$47,190	$41,041	$38,016	$29,150	$14,905	$6,050	$9,108	$584,000	$769,460
Fair value of derivative related to
beneficial conversion feature	$938,811	$2,584,101	$2,427,831	$2,325,903	$1,167,845	$465,594	$704,724	$1,061,505	$11,676,314

Aggregate fair value of derivative instruments	$986,001	$2,625,142	$2,465,847	$2,355,053	$1,182,750	$471,644	$713,832	$1,645,505	$12,445,774

The derivative liability is comprised of the following as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006

AJW Notes	$11,676,314	$10,142,448
AJW Warrants	769,460	1,004,608
William Robinson Note	14,550	144,615
Total derivative liability	$12,460,324	$11,291,671

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

The derivative valuation gain (loss) reported in the accompanying condensed consolidated statements of operations results from the issuance, revaluation to fair value of the beneficial conversion feature and attached warrants associated with the above referenced notes to AJW and the derivative valuation loss related to the change in valuation of the beneficial conversion features related to notes issued to James Gardiner, William Robinson and Frank Lively and changes in value recognized upon conversion of the notes. As the fair value of the derivatives change, a gain or a loss is recognized. The components of the derivative valuation gain (loss) for the three and six months ended June 30, 2007 and 2006 consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Derivative valuation (loss) gain - beneficial conversion revaluation - AJW	$(1,354,395)	$1,693,704	$(1,289,847)	$4,059,938
Derivative valuation gain - warrant revaluation AJW	1,594,535	1,961,476	2,024,140	1,174,734
Derivative valuation gain - beneficial conversion revaluation - Robinson	110,636	742,612	217,691	742,612
Derivative valuation (loss) on issuance of notes - AJW	(352,873)		(352,873)	(1,599,655)
Derivative valuation (loss) on issuance of warrants -AJW	(1,788,992)		(1,788,992)	(492,900)
Derivative valuation gain (loss) on conversion of notes -AJW	92,421	(13,184)	92,421	(13,184)
Derivative valuation gain on conversion of notes - Gardiner	-	840	-	840
Derivative valuation (loss) on issuance of note - Gardiner	-			(37,050)
Derivative valuation (loss) on issuance of note- Robinson	-	(7,076)		(368,608)
Derivative valuation (loss) on issuance of notes - Lively	-			(58,306)
Derivative valuation gain - beneficial conversion revaluation - Lively		106,799		106,799
Derivative valuation (loss) - beneficial conversion revaluation - Gardiner	-			(20,520)

Total Derivative valuation gain (loss)	$(1,698,668)	$4,485,171	$(1,097,460)	$3,494,700

In a series of transactions from April 11, 2007 to June 26, 2007, AJW converted an aggregate of $280,618 of the Notes for 14,446,390 Shares of Class A common stock of the Company. The conversions were made at a 40% discount to market pursuant to the terms of the Secured Convertible Note agreements. As a result of the conversion, $351,433 of the derivative liability was reclassified to additional paid-in capital.

An analysis of these conversions of the AJW Notes and the significant assumptions used to value the beneficial conversion feature recognized upon conversion are contained in the following table:

Conversion date	April 11, 2007	May 18, 2007	June 12, 2007	June 26, 2007
Original proceeds from note	$1,500,000	$1,500,000	$1,500,000	$1,500,000
Note amount converted	156,436.91	47,037.97	32,071.34	45,071.30
Principal remaining after conversion	$583,343	$536,305	$504,234	$459,162
Conversion price	$0.044	$0.0132	$0.009	$0.012
Term of notes at conversion	1 year	0.87 year	0.80 year	0.76 year
Shares issued on conversion	3,563,483	3,563,483	3,563,483	3,755,941
Potential remaining conversion shares	13,760,051	37,144,991	43,516,573	40,225,958
Common Stock Price on conversion date	$0.055	$0.025	$0.022	$0.024
Risk free interest rate at conversion date	4.97%	4.92%	5.01%	4.97%
Volatility on conversion dates	228.21%	232.70%	236.88%	238.44%
Fair value per share of conversion shares	0.0420	0.0195	0.0172	0.0189
Fair value of derivative	$577,922	$724,327	$748,485	$760,271
Derivative liability reclassified to additional
paid-in capital upon conversion	$149,666	$69,488	$61,292	$70,987
Derivative valuation gain (loss)
recognized on conversion	$115,381	$(14,097)	$(3,187)	$(5,676)

From July 18 to July 23, 2007 AJW converted an aggregate of $80,844 of the Notes for 7,716,433 Shares of Class A common stock of the Company. The conversions were made at a 40% discount to market pursuant to the terms of the Secured Convertible Note agreements. As a result of the conversion, $81,003 of the derivative liability was reclassified to additional paid-in capital. The transactions will be recorded in the third quarter of fiscal 2007

An analysis of these conversions of the AJW Notes and the significant assumptions used to value the beneficial conversion feature recognized upon conversion are contained in the following table:

Conversion date	July 18, 2007	July 23, 2007	July 23, 2007
Original proceeds from note	$1,500,000	$1,500,000	$1,500,000
Note amount converted	43,223.36	20,000.00	17,620.91
Principal remaining after conversion	$415,939	$395,939	$378,318
Conversion price	$0.012	$0.0098	$0.010
Term of notes at conversion	0.70 year	0.69 year	0.69 year
Shares issued on conversion	3,758,553	2,000,000	1,957,880
Potential remaining conversion shares	36,444,933	49,225,669	47,431,279
Common Stock Price on conversion date	$0.015	$0.014	$0.014
Risk free interest rate at conversion date	4.98%	5.00%	5.00%
Volatility on conversion dates	240.16%	242.36%	242.36%
Fair value per share of conversion shares	0.0106	0.0104	0.0104
Fair value of derivative	$386,316	$511,947	$493,285
Derivative liability reclassified to additional
paid-in capital upon conversion	$39,841	$20,800	$20,362
Derivative valuation gain (loss)
recognized on conversion	$41,344	$(5,819)	$-

On August 1, 2007 the Company entered into an amendment agreement with AJW which subordinated their security interest in the Company's assets to certain future lenders. In addition, AJW waived any event of default that existed at the time of the agreement and any default that continues to exist until such time as a management plan and funding is put in place. In exchange for the waiver and subordination, AJW received an additional discount in the method that the conversion price is calculated. The conversion price of the Notes issued in conjunction with the April 1, 2005 agreement is was 60% of the average of the lowest three intra-day trading prices for the Company's common stock during the 20 trading days immediately preceding the conversion date. The conversion price of the March 14, 2006 agreement was 55% of the average of the lowest three intra-day trading prices for the Company's common stock during the 20 trading days immediately preceding the conversion date. These conversion prices were adjusted to 42.5% of the average of the lowest three intra-day trading prices for the Company's common stock during the 20 trading days immediately preceding the conversion date. As a result of this change in the conversion price for these Notes, the Company will recognize a loss in the aggregate amount of $3,673,127 based upon the difference in fair value of the beneficial conversion feature associated with these notes immediately before and after the agreement to change to the conversion price.

An analysis of the valuation of the beneficial conversion feature related to the Notes issued in conjunction with the April 1, 2005 and March 14, 2006 AJW Notes and the significant assumptions used to value the beneficial conversion feature used to compute the loss are contained in the following table:

	April 1, 2005 Agreement			March 14, 2006 Agreement
	Tranche 1	Tranche 2	Tranche 3	Tranche 1	Tranche 2	Tranche 3	Tranche 4
Valuation date	8/1/2007	8/1/2007	8/1/2007	8/1/2007	8/1/2007	8/1/2007	8/1/2007	Total
Aggregate note amounts	$459,162	$1,300,000	$1,200,000	$1,000,000	$500,000	$200,000	$300,000	$4,959,162
Conversion price prior to Agreement	$0.0074	$0.0074	$0.0074	$0.0068	$0.0068	$0.0068	$0.0068
Conversion price subsequent to Agreement	$0.0051	$0.0051	$0.0051	$0.0051	$0.0051	$0.0051	$0.0051
Term of notes at August 1, 2007	0.67 years	0.81 years	1.01 years	1.66 years	1.96 years	2.16 years	2.26 years
Shares issuable upon conversion - prior to agreement	63,042,859	197,126,351	179,388,378	159,658,084	78,447,715	31,054,349	46,835,971	755,553,707
Shares issuable upon conversion - subsequent to agreement	91,146,303	285,001,954	259,356,692	211,595,050	103,966,851	41,156,366	62,071,768	1,054,294,984
Market Price on August 1, 2007	$0.0130	$0.0130	$0.0130	$0.0130	$0.0130	$0.0130	$0.0130
Risk free interest rate at August 1, 2007	4.65%	4.65%	4.65%	4.65%	4.65%	4.65%	4.65%
Volatility at August 1, 2007	242.24%	242.24%	242.24%	242.24%	242.24%	242.24%	242.24%
Fair value per share of conversion shares - prior to agreeement	$0.0100	$0.0104	$0.0109	$0.0119	$0.0122	$0.0123	$0.0124
Fair value per share of conversion shares - subsequent to agreeement	$0.0106	$0.0109	$0.0113	$0.0121	$0.0123	$0.0124	$0.0125
Beneficial conversion feature fair value - prior to agreement	$630,429	$2,050,114	$1,955,333	$1,899,931	$957,062	$381,968	$580,766	$8,455,604
Beneficial conversion feature fair value - subsequent to agreement	$966,151	$3,106,521	$2,930,731	$2,560,300	$1,278,792	$510,339	$775,897	$12,128,731
Loss on repricing	$(335,722)	$(1,056,407)	$(975,397)	$(660,369)	$(321,730)	$(128,370)	$(195,131)	$(3,673,127)

The Company has granted certain registration rights with respect to the Securities Purchase Agreements with AJW dated April 1, 2005 and March 14, 2006 and May 8, 2007. These registration rights agreements call for penalties for failure to have an effective registration statement covering the securities under these agreements of 2.0% per month of the outstanding principal balance of the notes under said agreements. As part of the August 1, 2007 Agreement discussed in the previous paragraph, AJW cured any deficiencies or defaults in the above mentioned Securities Purchase Agreements dated April 1, 2005, March 14, 2006 and May 8, 2007 including the penalties for failure to have the registration statement declared effective. If AJW chooses to assess these penalties, the Company would have a liability for said penalty as of June 30, 2007 of approximately $1,075,000. No amount has been accrued for these penalties as of June 30, 2007.

The Company is currently in discussions with Charles McClure to amend his note agreement.

The following table details the Notes payable - third parties, Current Portion of Long Term Notes Payable and Long term notes payable outstanding as of June 30, 2007 and December 31, 2006.

	June 30,	December 31,
	2007	2006
Current - Unrelated parties
Convertible Notes payable C.M.G. Tech., interest accrues at 10% per
annum due February 25, 2007 currently in default	$822,094	$822,094

Note payable Charles McClure, secured by an airship, interest accrues
at 25.0% per annum and is due December 31, 2005, currently in default	250,000	250,000

Demand Notes to Vendors - unsecured, interest accrues at 12% per
annum currently in default	781	781

Note payable - Sierra Nevada Corporation - non interest bearing secured by
certain inventory due August 25, 2006	500,000	500,000

	$1,572,875	$1,572,875

Current Portion of Long Term Notes Payable
Notes payable - AJW Partners, LLP and affiliates, callable secured convertible notes bearing interest at 8% per annum, $459,162 due April 4, 2008; $1,300,000 due May 25, 2008 less total discount of
$505,841 and $0, respectively	$1,253,321	$-

Long Term Notes Payable
Notes payable - AJW Partners, LLP and affiliates, callable secured convertible notes bearing interest at 8% per annum, $739,573 due April 4, 2008; $1,300,000 due May 25, 2008 and
$1,200,000 due August 4, 2008 less total discount of
$437,260 and $1,549,058, respectively	762,740	1,690,721

Notes payable - AJW Partners, LLP and affiliates, callable secured convertible notes bearing interest at 6% per annum, $1,000,000 due April 14, 2009; $500,000 due July 5, 2009, 200,000 due
$200,000 due September 11, 2009, $300,000 due October
19, 2006 and $335,000 due May 10, 2009 less total discount
of $1,599,518 and $1,611,323, respectively	735,482	388,677

Total long term notes payable	$1,498,222	$2,079,398

NOTE 5 - NOTES PAYABLE - RELATED PARTIES

On April 19th, 2006, the Board approved a $1,000,000 line of credit with Mr. Robinson. On April 19, 2006 pursuant to the line of Credit, the Company entered into a convertible variable promissory note in the principal amount as of March 31, 2006 of $565,188 including all related accrued interest. The note bears interest at the rate of 12% per annum, is unsecured and is convertible into Class A common stock at $0.30 per share. The note is due on December 31, 2007. The note contains a beneficial conversion due to the conversion price of $0.30 being lower than the market price of $0.53 on the date of issuance. The carrying value of the note in the accompanying balance sheet as of June 30, 2007 and December 31, 2006 was $665,795 and $181,061, respectively and is recorded in Notes Payable - related parties.

Mr. Robinson advanced certain amounts from time to time to the Company under the line of credit during the six months ended June 30, 2007 resulting in the recognition of additional discounts upon issuance. The derivative analysis of the valuation upon issuance and the revaluation as of June 30, 2007 and December 31, 2006 of the beneficial conversion feature related to Mr. Robinson's note and the significant assumptions used are contained in the following table:

		Issuances	Issuances
	Report date	from January 1 to	from April 1 to	Report date
	December 31, 2006	March 31, 2007	June 30, 2007	June 30, 2007
Aggregate note amounts	$362,412	$430,163	$66,504	$801,884
Conversion price	$0.30	$0.30	$0.30	$0.30
Term of notes	1.0 year	.80 - .95 years	.65 - .80 years	0.50 year
Shares issuable upon conversion	1,375,974	1,433,876	1,433,876	2,969,330
Market Price	$0.16	$0.085 - $0.135	$0.038 - $0.065	$0.0295
Risk free interest rate	5.00%	4.93% - 5.07%	4.87% - 5.07%	4.93%
Volatility	233.53%	231.76% - 233.53%	228.81% - 237.36%	238.52%
Fair value per share of conversion shares	$0.1051	$0.042 - $0.083	$0.0086 - $0.0256	$0.0049
Beneficial conversion feature fair value	$144,615	$78,843	$2,783	$14,550
Note discount amount		$78,843	$2,783
Fair value of derivative related to
beneficial conversion feature	$144,615	$-	$-	$14,550

The following table details the Notes payable - related parties outstanding as of June 30, 2007 and December 31, 2006.

	June 30,	December 31,
	2007	2006

Convertible Promissory Note - Cherokee Raiders, interest at 12%
per annum, due December 31, 2007, unsecured	$262,255	$262,255

Convertible Promissory Note - Proxity Inc., interest at 12% per annum,
due December 31, 2007, unsecured	301,600	301,600

Convertible Promissory Note - Billy Robinson, interest at 12%
per annum, due December 31, 2007, unsecured, net of discount of
$136,090 and $181,350, respectively	665,795	181,061

Related Party Promissory Notes, interest at 12% per annum
due on demand.	25,062	-

	$1,254,712	$744,916

On July 16, 2007 the Company executed new notes whereby each of the balances of the notes due to Proxity, Cherokee and Mr. Robinson plus the respective accrued interest on each note was refinanced into a new note on exactly the same terms as the previous notes.

On July 23, 2007 Proxity assigned its right to payment under their note but not their conversion rights to Equity Planners, LLC, on unrelated third party.

NOTE 6- STOCKHOLDERS' DEFICIT

COMMON STOCK - At June 30, 2007 and December 31, 2006 the Company had 82,177,417 and 66,657,316 shares of Class A Common Stock outstanding, respectively, 545,455 shares of Class B Common Stock, and 2 shares of Class C Common Stock issued and outstanding with 200,000,000 shares of Class A and Class B Common Stock authorized, par value $.001, and 200,000,000 shares of Class C Common Stock authorized, par value $.001. In addition, the Company had 10,000,000 shares of Class A Preferred Stock authorized, par value $.001, with no shares issued and outstanding. Class B Common Stock allows for 1,000 votes per share. Class C Common Stock allows for one vote per share and entitles the holder to receive the net assets of the Company upon dissolution. Additional paid in capital at June 30, 2007 and December 31, 2006 was $21,113,495 and $20,372,513, respectively. The accumulated deficit as at June 30, 2007 and December 31, 2006 was $43,441,355 and $38,516,199 respectively.

The Company issued the following shares of Class A Common Stock during the six months ended June 30, 2007.

On January 19, 2007 the Company issued a total of 5,114 shares valued at $0.13 per share to a vendor for services based on the closing market price as of that date. The Company recorded an expense of $665 as general and administrative expenses in the accompanying statement of operations for the six months ended June 30, 2007.

On January 19, 2007 the Company issued a total of 357,059 shares valued at $0.13 per share to a vendor for services rendered in partial settlement of accounts payable based on the closing market price as of that date. The Company recorded a reduction of accounts payable of $46,418 in the accompanying balance sheet at June 30, 2007.

On February 12, 2007 the Company issued 360,000 shares valued at $0.12 per share to a vendor for services based on the closing market price as of that date. The Company recorded an expense of $43,200 as general and administrative expenses in the accompanying statement of operations for the six months ended June 30, 2007.

On February 28, 2007 the Company issued a total of 251,538 shares valued at $0.11 per share to a vendor for services rendered in settlement of accounts payable based on the closing market price as of that date. The Company recorded a reduction of accounts payable of $27,669 in the accompanying balance sheet at June 30, 2007 and a reduction of general and administrative expenses of $8,541 for the six months ended June 30, 2007.

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

On May 18, 2007 the Company issued 3,563,483 shares of Class A Common Stock to AJW et al upon the conversion of notes in the aggregate principal amount of $47,038 at a price of $0.0132 per share.

On June 12, 2007 the Company issued 3,563,483 shares of Class A Common Stock to AJW et al upon the conversion of notes in the aggregate principal amount of $32,071 at a price of $0.009 per share.

On June 26, 2007 the Company issued 3,755,941 shares of Class A Common Stock to AJW et al upon the conversion of notes in the aggregate principal amount of $45,071 at a price of $0.012 per share.

Subsequent to June 30, 2007, the Company issued additional shares as follows:

On July 18, 2007 the Company issued 3,758,553 shares of Class A Common Stock to AJW et al upon the conversion of notes in the aggregate principal amount of $43,223 at a price of $0.012 per share.

On July 23, 2007 the Company issued 2,000,000 shares of Class A Common Stock to AJW et al upon the conversion of notes in the aggregate principal amount of $20,000 at a price of $0.0098 per share.

On July 23, 2007 the Company issued 1,957,880 shares of Class A Common Stock to AJW et al upon the conversion of notes in the aggregate principal amount of $17,621 at a price of $0.010 per share.

On August 7, 2007 the Company issued 6,000,000 shares of Class A Common Stock to two investors at a price of $0.01 per share for proceeds of $60,000.

On August 13, 2007 the Company issued 250,000 shares of Class A Common Stock to a vendor valued at $0.018 per share based on the closing market price on that date. The Company will record an expense of $4,500 in the third quarter of 2007.

The Company no longer has enough authorized Class A Common stock to satisfy the outstanding convertible debt, warrants, and options outstanding due to the reduction in the price of its common stock and the conversion pricing of the AJW debt.

NOTE 7- INCOME TAXES

The Company has paid no federal or state income taxes since its incorporation. As of June 30, 2007 and December 31, 2006, the Company had net operating loss carry forwards for federal income tax reporting purposes of approximately $17,800,000 and $15,019,484 respectively, which if unused, will expire through 2027. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

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

During the year ended December 31, 2006, the Company executed an Airship Advertising Agreement with Microsoft Corporation (“Microsoft”) for the lease and operation of two of its SA-60 spherical airships. The Company received an aggregate of $2,760,000 under the terms of the contract as amended for the construction of the airship. The construction process was halted and the Airship Advertising Agreement was cancelled in the first quarter of 2007.

Effective June 15, 2007 TSI executed a promissory note in the amount of $2,500,000 on terms to settle its current contract and payables issues for funds advanced for the construction of two SA 60 airships. The note bears interest accruing at a rate of 7.0% percent per annum for the first twelve months, 9.0% per annum for the second twelve months, and 11.0% for the remaining term of the note. TSI can receive a discount of $1,000,000 if it makes payments of $875,000 on or before August 25, 2007, $50,000 on or before November 25, 2007 and $575,000 on or before January 25, 2008. The initial $875,000 payment shall be paid directly out of the proceeds of any financing by the Company, immediately upon the closing of such financing, but in no event later than August 25, 2007. If the Company timely makes all of the payments in full, according to the preceding schedule, the Company shall be deemed to have satisfied all of its obligations under the Note. As additional incentive, if all three payments are made by November 25, 2007, no interest will be due and payable. If TSI fails to make either the first or the second payments on a timely basis, the discount shall expire and Microsoft will have the right to demand the full amount of the note. Upon receipt of a notice of demand, the note will bear interest at 12% per annum. If the first and the second payments are made on a timely basis, but the third payment is not made timely, TSI will be liable for the full amount of the note payable in equal monthly installments commencing on February 1, 2008, in an amount to fully repay all remaining principal and interest by June 1, 2010.

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

In February, 2007 the Company’s Columbus, GA lease expired and the facility is presently being leased on a month to month basis. The Company allowed Mr. Robinson’s lease for his apartment to expire at the end of its term on May 31, 2007.

On April 16, 2007 the Company entered into a non-exclusive agreement with John Nathan Youngbeck to perform strategic and financial consulting for the Company. The agreement calls for payment of 7.0% of the value of the sale of any assets of the Company and 3.0% of the value of any product of the Company sold by his efforts. The contract has a term of 12 months. No transactions have occurred under the contract.

On August 13, 2007 the Company executed an agreement with Launch Funding Network, Inc. to assist the Company in raising funds. The agreement provides for payment of $11,500 in cash by October 5, 2007, the issuance of 250,000 shares of stock, expenses to a maximum of $75,000 and 3% of any financing raised through their efforts. The Company will record the value of the stock of $4,500 based on the August 13, 2007 closing market price for the Company’s common stock of $0.018 in the third quarter of 2007.

On August 17, 2007 the Company signed an agreement with the Lake Martin Area Economic Development Alliance and Alexander City, Alabama for those entities to provide TSI with certain land and other assistance to relocate the operations of TSI to Alexander City, Alabama.

On August 17, 2007 the Company terminated its agreement with National Security Associates Inc. to distribute the Cyber product line. Jada Consulting and VTOL Aerospace of Australia continue as the distributors for Cyber. Each receives 15% of gross revenues produced by their efforts.

Certain trade vendors in the ordinary course of business have not been paid. One vendor has obtained a judgment for unpaid services in the amount of approximately $23,000. The amounts owed have been accrued in the accompanying financial statements as of June 30, 2007 and December 31, 2006.

NOTE 9 - TSI HOLDINGS CO. LLC

In 2005, TSI formed TSI Holdings Co., LLC ("TSI, LLC") a Georgia limited liability company. On January 30, 2007, TSI reactivated TSI, LLC, in order to raise funds in order to deploy two (2) SA-60 Airships. The Company’s intent is to sell an aggregate of twenty-five (25%) percent membership interest in TSI, LLC. During the quarter ending March 31, 2007 the Company sold units representing 4.5% of TSI, LLC for $100,000 per unit for aggregate proceeds of $450,000.

The aggregate amount of the value of the membership units issued has been recorded as “Minority interest in consolidated subsidiary” in the accompanying condensed consolidated statement of operations as of 1, 2007, net of the 4.5% proportionate share of the losses of TSI LLC applicable to the minority interest. Cyber Defense Systems, Inc has an aggregate membership interest of 95.5% in TSI, LLC at June 30, 2007.

The minority interest investors have certain rights to be entitled to twenty-five percent (25%) of future available net income for distribution of TSI, LLC as defined in the agreements relative to their investment.

NOTE 10- SUBSEQUENT EVENTS

On July 19, 2007, Mr. Harvey Frank Lively resigned from his position as a member of the Company’s Board of Directors.

In 2005, Cyber Defense Systems Inc. formed Airship Leasing Co., LLC (“ALC”), an Oklahoma limited liability company. On July 23, 2007, the board approved all of the interests of TSI Holdings Co, LLC (“TSI, LLC”) a Georgia limited liability company, to be transferred to Airship Leasing Co., LLC in order to raise funds to deploy two (2) SA-60 Airships, subject to terms and conditions of current outstanding finance agreements in place.

On August 6, 2007, Mr. James Alman resigned from his position as President of the Company. On August 13, the Company and Mr. Alman executed a consulting agreement for engineering services for an hourly rate of $75 per hour.

On August 7, 2007, the Company sold an aggregate of 6,000,000 shares of its common stock to two investors at a price of $0.01 for proceeds of $60,000.

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

RESULTS OF OPERATIONS

The Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Revenues for the quarter ended June 30, 2007 were $94,240 as compared to $136,223 for the quarter ended June 30, 2006, a decrease of $41,983. The decrease is primarily due to lower sales of TSI somewhat offset by higher sales of Cyber.

Research and development costs relative to the development of the Company's airships and UAV's totaled $232,819 for the quarter ended June 30, 2007, an increase of $161,944 from the quarter ended June 30, 2006 amount of $70,875. The increase is primarily due to increased research and development efforts related to TSI’s airships in the quarter ended June 30, 2007.

General and administrative expenses totaled $887,005 for the quarter ended June 30, 2007 as compared to 2,296,197 for the quarter ended June 30, 2006, a net decrease of $1,409,192. The decrease is primarily due to decreased equity compensation expense of $353,216, decreased amortization expense of approximately $123,000 and net decreases of approximately $933,000 in salaries and general overheads due to lower levels of operations in the quarter ended June 30, 2007.

Stock option compensation expense for the quarter ended June 30, 2006 totaled $350,584 relating to the fair value of stock options that vested during the period. There is no comparable current year period expense.

Other income (expense) for the quarter ended June 30, 2007 and 2006 was comprised of interest expense and derivative valuation gains or losses. Interest expense for the quarter ended June 30, 2007 was $775,145, of which $588,570 represents amortization of discounts on notes to AJW and Mr. Robinson. Interest expense for the quarter ended June 30, 2006 was $862,770 of which $662,210 represents amortization of discounts on notes to AJW, Mr. Robinson, Mr. Lively and James Gardiner. The decrease of interest expense is primarily due to the decrease in amortization of discount for the quarter ended June 30, 2007 of $73,640 related to Mr. Lively and James Gardiner, for which no amount exists for the quarter ended June 30, 2007 offset by higher borrowing levels from AJW.

Also included in other income (expense) is the derivative valuation loss for the quarter ended June 30, 2007 in the amount of $1,698,668 which relates to the issuance and revaluation of Notes and Warrants to AJW and Mr. Robinson treated as derivative securities. The derivative valuation gain for the quarter ended June 30, 2006 in the amount of $4,485,171 relates to the issuance and revaluation of Notes and Warrants to AJW, Mr. Robinson, Mr. Lively and James Gardiner treated as derivative securities.

The components of the derivative valuation (losses) gains for the quarter ended June 30, 2007 and 2006 are presented in the following table:

	Three months ended June 30,
	2007	2006
Derivative valuation (loss) gain - beneficial conversion revaluation - AJW	$(1,354,395)	$1,693,704
Derivative valuation gain - warrant revaluation AJW	1,594,535	1,961,476
Derivative valuation gain - beneficial conversion revaluation - Robinson	110,636	742,612
Derivative valuation (loss) on issuance of notes - AJW	(352,873)
Derivative valuation (loss) on issuance of warrants -AJW	(1,788,992)
Derivative valuation gain (loss) on conversion of notes -AJW	92,421	(13,184)
Derivative valuation gain on conversion of notes - Gardiner	-	840
Derivative valuation (loss) on issuance of note- Robinson	-	(7,076)
Derivative valuation gain - beneficial conversion revaluation - Lively		106,799

Total Derivative valuation (loss) gain	$(1,698,668)	$4,485,171

The Company uses the Black Scholes method to value the derivatives contained in the securities it has issued. The assumptions used in the valuation of the derivatives have been detailed in Notes 4 and 5 of the financial statements. The most significant valuation assumption components in the valuation calculations are the closing stock price on the date of the valuation and the number of shares issuable upon conversion, which is based upon a discount applied to the average of the lowest three intra-day trading prices for the Company's common stock during the 20 trading days immediately preceding the valuation date.

The derivative loss for the quarter ended June 30, 2007 relates primarily to the issuances of $335,000 notes and 20,335,000 warrants to AJW on May 8, 2007. In addition, a loss was recognized in the valuation of the beneficial conversion feature due to the decrease in the market price from March 31, 2007 of $0.09 to $0.0295 at June 30, 2007. This had the effect of increasing the number of shares issuable upon conversion which resulted in a higher value of the beneficial conversion feature and therefore a loss upon the revaluation. The warrants decreased in value due to being further out of the money due to the same decrease in the stock price and therefore a gain was recognized for the quarter.

The derivative valuation gain for the quarter ended June 30, 2006 was due to a decrease in the price of the Company's common stock during the quarter ended June 30, 2006. The stock price was $0.53 as of March 31, 2006 as compared to $0.17 as of June 30, 2006. As a result of the decrease of the stock price, the valuation of the underlying derivatives decreased. The derivative gains for the three months ended June 30, 2006 are also due to the fact that there were no issuances of new derivative securities to AJW during the three months ended June 30, 2006, which have historically resulted in the recognition of losses upon issuance.

The Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Revenues for the six months ended June 30, 2007 were $137,038 as compared to $301,894 for the six months ended June 30, 2006, a decrease of $164,856. The decrease is primarily due to lower sales at TSI and Cyber for the six months ended June 30, 2007 when compared to the comparable prior year period.

Research and development expense totaled $428,652 for the six months ending June 30, 2006 as compared to $99,261 for the six months ended June 30, 2006 a net increase of $329,391. The expense for the six months ended June 30, 2007 is primarily due to increases in the development efforts for TSI’s airships while the expense for the six months ended June 30, 2006 period pertains primarily to development of the Cyber’s UAV's.

General and administrative expenses totaled $2,006,449 for the six months ended June 30, 2007 as compared to $3,616,255 for the six months ended June 30, 2006, a net decrease of $1,609,806. The decrease is primarily due to share based compensation expense relative to warrants of $419,760, decreased amortization expense of approximately $246,000 and a net decrease of approximately $944,000 in salaries and general corporate overheads.

Other income (expense) for the six months ended June 30, 2007 and 2006 was comprised of interest expense, derivative valuation gains or losses and the minority interest in loss of subsidiary. Interest expense for the six months ended June 30, 2007 was $1,451,754, of which $1,085,650 represents amortization of discounts on notes to AJW and Mr. Robinson. Interest expense for the six months ended June 30, 2006 was $1,385,670, of which $976,124 represents amortization of discounts on notes to AJW, Mr. Robinson, Mr. Lively and James Gardiner. The decrease of interest expense is primarily due to the decrease in amortization of discount for the six months ended June 30, 2007 partially offset by increased interest expense from higher borrowing levels from AJW.

Stock option compensation expense for the six months ended June 30, 2006 totaled $984,279 relating to the fair value of stock options that vested during the period. There is no comparable current year period expense.

The components of the derivative valuation (losses) gains for the six months ended June 30, 2007 and 2006 are presented in the following table:

	Six months ended June 30,
	2007	2006
Derivative valuation (loss) gain - beneficial conversion revaluation - AJW	$(1,289,847)	$4,059,938
Derivative valuation gain (loss) - warrant revaluation AJW	2,024,140	1,174,734
Derivative valuation gain - beneficial conversion revaluation - Robinson	217,691	742,612
Derivative valuation (loss) on issuance of notes - AJW	(352,873)	(1,599,655)
Derivative valuation (loss) on issuance of warrants -AJW	(1,788,992)	(492,900)
Derivative valuation (loss) on conversion of notes -AJW	92,421	(13,184)
Derivative valuation gain on conversion of notes - Gardiner	-	840
Derivative valuation (loss) on issuance of note - Gardiner		(37,050)
Derivative valuation (loss) on issuance of note- Robinson		(368,608)
Derivative valuation (loss) on issuance of notes - Lively		(58,306)
Derivative valuation (loss) - beneficial conversion revaluation - Lively		106,799
Derivative valuation (loss) - beneficial conversion revaluation - Gardiner		(20,520)

	$(1,097,460)	$3,494,700

The derivative loss for the six months ended June 30, 2007 relates primarily to the issuances of $335,000 notes and 20,335,000 warrants to AJW on May 8, 2007. In addition, a loss was recognized in the valuation of the beneficial conversion feature due to the decrease in the market price from December 31, 2006 of $0.155 to $0.0295 at June 30, 2007. This had the effect of increasing the number of shares issuable upon conversion which resulted in a higher value of the beneficial conversion feature and therefore a loss upon the revaluation. The warrants decreased in value due to being further out of the money due to the same decrease in the stock price and therefore a gain was recognized for the quarter.

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

The Company's cash and cash equivalents of $11,183 as of June 30, 2007 are not sufficient to support current levels of operations for the next twelve months and it will be necessary for the Company to seek additional financing.

On August 7, 2007 the Company sold an aggregate of 6,000,000 shares of its common stock at a price of $0.01 per share for proceeds of $60,000.

The Company is in negotiations with a potential lending source, but there can be no assurance that these negotiations will be successful or that the Company will obtain sufficient financing or that financing will be structured on acceptable terms.

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

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities”, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The Company does not expect the adoption of EITF 07-3 to have a material impact on the financial results of the Company.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at June 30, 2007. There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 17, 2007 the Company issued 100,000 shares of Class A Common Stock to a vendor for services valued at $0.065 per share based on the closing market price as of that date.
On April 11, 2007 the Company issued 3,563,483 shares of Class A Common Stock to AJW et al upon the conversion of notes in the aggregate principal amount of $156,438 at a price of $0.044 per share.

On May 18, 2007 the Company issued 3,563,483 shares of Class A Common Stock to AJW et al upon the conversion of notes in the aggregate principal amount of $47,038 at a price of $0.0132 per share.

On June 12, 2007 the Company issued 3,563,483 shares of Class A Common Stock to AJW et al upon the conversion of notes in the aggregate principal amount of $32,071 at a price of $0.009 per share.

On June 26, 2007 the Company issued 3,755,941 shares of Class A Common Stock to AJW et al upon the conversion of notes in the aggregate principal amount of $45,071 at a price of $0.012 per share.

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

August 20, 2007

By:	/s/ William C. Robinson

William C. Robinson Chief Executive Officer, President and Chairman

By:	/s/ David M. Barnes

David M. Barnes Chief Financial Officer