Form 10QSB
period 2007-09-30
CYBER DEFENSE SYSTEMS INC
filed 2007-11-19
CIK 1118480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

Title of Class	Number of Shares Outstanding

Class A Common Stock
(par value $0.001 per share)	125,835,202 as of November 19, 2007
Class B Common Stock
(Par Value $0.001 per share)	545,455 as of November 19, 2007
Class C Common Stock
Par value $0.001 per share)	2 as of November 19, 2007

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Page Number
PART I

ITEM 1. Condensed Consolidated Financial Statements (unaudited)
Balance Sheets as of September 30, 2007 and December 31, 2006	1
Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006	2
Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006	3
Notes to Condensed Consolidated Financial Statements	4-21

ITEM 2. Management’s Discussion and Analysis or Plan of Operation.	22
ITEM 3. Controls and Procedures.	26

PART II

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	27
ITEM 6. Exhibits.	27

Signatures	28

CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$28,350	$86,703
Accounts receivable	758,892	35,870
Inventories	2,248,222	1,170,557
Prepaid expenses	880	60,000
Total current assets	3,036,344	1,353,130

Non-current assets
Property and equipment, net of accumulated depreciation
of $40,289 and $26,426, respectively	55,859	66,357
Loan costs, net of accumulated amortization of $1,443,672
and $940,909, respectively	799,210	900,683
Security deposits	7,371	7,371
Airship manufacturing licenses, net of accumulated
amortization of $300,000 and $75,000, respectively	1,800,000	2,025,000
Intangible assets, net of accumulated amortization of
$100,000 and $94,449, respectively	-	5,551
TOTAL ASSETS	$5,698,784	$4,358,092

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$2,875,411	$1,506,139
Accrued royalties	700,000	1,150,000
Accrued interest	1,505,287	912,910
Refundable customer deposit	-	2,760,000
Deferred revenue	1,781,540	416,667
Notes payable - related parties	1,130,548	744,916
Notes payable - third parties	2,813,237	1,572,875
Embedded derivative liability	27,945,135	11,291,671
Current portion of long term notes payable, net of
discount of $671,692 and $0, respectively	2,150,982	-
Total current liabilities	40,902,140	20,355,178

Long-term notes payable - third parties	1,502,638	-
Long term notes payable, net of discounts of $2,174,840
and $1,875,863, respectively	960,160	2,079,398

TOTAL LIABILITIES	43,364,938	22,434,576

Minority interest in net assets of subsidiary	447,746	-

Stockholders' deficit:
Class A Preferred stock, $0.001 par value 10,000,000
shares authorized, none issued and outstanding
Class A, $0.001 par value, 200,000,000 shares
authorized, 125,835,202 and 66,657,316 shares issued
and outstanding, respectively	125,835	66,657
Class B, $0.001 par value, 200,000,000 shares
authorized, 545,455 shares issued and outstanding	545	545
Class C, $0.001 par value, 200,000,000 shares
authorized, 2 shares issued and outstanding	-	-
Additional paid in capital	21,660,203	20,372,513
Accumulated deficit	(59,900,483)	(38,516,199)
TOTAL STOCKHOLDERS' DEFICIT	(38,113,900)	(18,076,484)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,698,784	$4,358,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006

Revenues	$44,427	$136,137	$181,465	$438,031
Cost of revenues	12,747	58,120	92,880	202,391
Gross profit	31,680	78,017	88,585	235,640

Expenses:
Research and development	2,302	90,406	430,954	189,668
General and administrative	843,553	1,630,022	2,850,002	5,246,277
Impairment of license	-	11,330,674	-	11,330,674
Stock option compensation	-	1,287,008	-	2,271,287
Total expenses	845,855	14,338,110	3,280,956	19,037,906

Loss from operations	(814,175)	(14,260,093)	(3,192,371)	(18,802,266)

Other income (expense)
Interest expense	(906,764)	(1,157,741)	(2,358,518)	(2,543,411)
Derivative valuation gain (loss)	(14,738,189)	(485,507)	(15,835,649)	3,009,193
Minority interest in loss of subsidiary	-	-	2,254	-
Total other income (expense)	(15,644,953)	(1,643,248)	(18,191,913)	465,782

Net loss before income tax	(16,459,128)	(15,903,341)	(21,384,284)	(18,336,484)

Income tax benefit	-	-	-	217,325

Net loss	$(16,459,128)	$(15,903,341)	$(21,384,284)	$(18,119,159)

Basic and diluted loss per share	$(0.17)	$(0.26)	$(0.27)	$(0.31)

Weighted average number of Class A
common shares outstanding	96,455,898	61,023,924	79,125,023	58,941,832

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,384,284)	$(18,119,159)
Adjustments to reconcile net loss to net
cash from operating activities:
Loan discount accretion	1,648,687	1,966,714
Derivative valuation loss (gain)	15,835,649	(3,009,193)
Depreciation and amortization	747,987	1,054,838
Gain on settlement of customer refund payable	(260,000)	-
Issuance of stock for services	59,599	389,793
Issuance of equity in subsidiary for loan	50,000	-
Minority interest in loss of subsidiary	(2,254)	-
Issuance of loan for services	-	351,192
Stock option compensation	-	2,271,687
Income tax benefit	-	(217,325)
Issuance of warrant for services	-	419,760
Impairment of license	-	11,330,674
Changes in assets and liabilities:
Accounts receivable	(723,022)	209,478
Inventories	(1,077,665)	(554,533)
Prepaid expenses	59,120	32,580
Accounts payable and accrued liabilities	1,444,024	506,996
Accrued royalty	(450,000)	-
Accrued interest	592,377	499,891
Deferred revenue	1,364,873	1,383,333
NET CASH FROM OPERATING ACTIVITIES	(2,094,909)	(1,483,274)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(3,365)	(2,636)
NET CASH FROM INVESTING ACTIVITIES	(3,365)	(2,636)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, related parties .	648,421	281,573
Proceeds from units sold in subsidiary	400,000	-
Gross proceeds from sale of secured, convertible notes payable	1,135,000	1,700,000
Proceeds from notes payable	375,000	82,000
Issuance of stock for cash	60,000	-
Principal payments on notes payable	-	(383,139)
Payments on notes payable - related parties	(375,000)	(75,000)
Payments on loan costs	(203,500)	(120,000)
NET CASH FROM FINANCING ACTIVITIES	2,039,921	1,485,434

Net (decrease) increase in cash	(58,353)	(476)
Cash and cash equivalents, beginning	86,703	476
Cash and cash equivalents, ending	$28,350	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	-	$19,235
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CYBER DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION, ACQUISITIONS AND MERGERS AND CONTROLLING SHAREHOLDERS -- Cyber Defense Systems, Inc. ("the Registrant" or "Cyber Defense" or "the Company") was incorporated on August 19, 2004 in Florida. E-City Software, Inc. ("E-City") was organized in Nevada on May 12, 2000. On Alert Systems, Inc. ("On Alert") was incorporated on March 17, 2003 in Nevada and acquired a control position in E-City in May of 2003 and in Cyber Aerospace Corp. ("Cyber Aerospace") in March 2004. On Alert was merged with and into Cyber Defense on September 1, 2004. On September 1, 2004 E-City was also merged with and into Cyber Defense following the On Alert merger. As a result of the aforementioned, Cyber Defense became the successor to E-City and its shares of class A common stock began trading on the Over the Counter Bulletin Board ("OTC:BB") under the symbol CYDF on September 7, 2004. Due to the nature of the mergers, the fiscal year end of the Company was changed to December 31 effective for Fiscal 2003 and the historical financial statements of the Company are now those of On Alert and include results of operations for Cyber Aerospace from its date of inception in March 2004, as it was previously a subsidiary of On Alert, and includes the results of operations of E-City from it's date of merger, September 1, 2004. Cyber Aerospace was merged with and into Cyber Defense effective March 31, 2005 with the acquisition of the 6.19% minority interest in Cyber Aerospace for 1,650,000 shares of class A common stock and 150,000 shares of class B common stock. In addition, on September 19, 2005, the Company acquired its wholly owned subsidiary Techsphere Systems International, Inc. ("TSI") for 23,076,923 Class A common shares and 245,455 Class B common shares. On January 30, 2007, TSI Holdings Co., LLC (“TSI LLC”) was reactivated by TSI. In 2005, Cyber formed Airship Leasing Co., LLC (“ALC”), an Oklahoma limited liability company. On July 23, 2007, the board approved all of the interests of TSI, LLC to be transferred to Airship Leasing Co., LLC in order to raise funds to deploy two (2) SA-60 Airships. As a result, the 4 % ownership interest which was not owned by TSI was cancelled and replaced with equal ownership interest of ALC which is 96.0% owned by Cyber Defense.

The controlling shareholders of the Company are Proxity, Inc. ("Proxity"), a publicly traded company ("PRXT") and Cherokee Raiders, a partnership, ("Cherokee") owning approximately 12.2% and 7.8% of the Class A common shares of the Company, respectively at September 30, 2007. In addition, the former shareholders of TSI also own 21,219,111 shares or 16.9% of the Class A common stock and 245,455 or 45%, of the issued and outstanding shares of Class B common stock as of March 31, 2007. Cherokee owns 300,000 or 55% of such class B shares which allow for 1,000 votes per share and as a result, Cherokee is the controlling shareholder of the Company. Cherokee and Proxity each own one share of the two shares of Class C common stock issued and outstanding which have certain liquidation preference rights. The Chief Executive Officer of Proxity and the General Partner of Cherokee is Mr. Robinson, the Chief Executive Officer of the Company.

CONSOLIDATION - The accompanying unaudited condensed consolidated financial statements include the accounts and transactions of Cyber Defense Systems, Inc. for all periods presented and the accounts and transactions of Cyber Defense and TSI, its wholly owned subsidiary from its date of acquisition on September 19, 2005. On January 30, 2007, TSI Holdings Co., LLC (“TSI LLC”) was reactivated by TSI, which at September 30, 2007 owns a 99.5% interest in TSI, LLC. During the quarter ended September 30, 2007, Cyber Defense reactivated Airship Leasing (collectively the "Company"). Intercompany accounts and transactions have been eliminated in consolidation.

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

Management's Intentions - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2007 the Company recorded revenues of $181,465 and incurred a net loss of $21,384,284. For the year ended December 31, 2006, the Company recorded revenues of $494,220 and incurred a net loss of $22,039,817. As of September 30, 2007 and December 31, 2006 the net working capital deficit was $37,865,796 and $19,002,048, respectively. The lack of sufficient revenues and the loss from operations raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as further discussed in Note 4, 5 and 9 as may be required, and ultimately to attain successful operations.

Cash and Cash Equivalents - Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. At September 30, 2007 and December 31, 2006 the Company had no cash in excess of federally insured limits.

Inventory - At September 30, 2007 and December 31, 2006, inventory of $2,248,222 and $1,170,557, respectively primarily consists of parts for the Unmanned Aerial Vehicles ("UAV's") and airships that the Company sells and services.

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

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. For the quarter ended September 30, 2007, management has determined that no impairment of its long lived assets was required.

Manufacturing License -- The Company acquired an exclusive manufacturing license for the manufacture and sale of its airships with the acquisition of TSI in September, 2005. Amortization expense relating to the license was $225,000 and $593,982 for the nine months ended September 30, 2007 and 2006, respectively. The Company evaluated the carrying value of the license to determine if the carrying amount warranted revision or may not be recoverable. In management's opinion, an adjustment is not required at September 30, 2007.

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

Share Based Payments - The Company accounts for stock-based compensation expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123R). Under SFAS 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the requisite service period, and is adjusted each period for anticipated forfeitures. The Company estimates the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. There were no stock options issued under the Company’s 2005 option plan during the nine months ended September 30, 2007.

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

Earnings (Loss) Per Share --Basic earnings (loss) per share is calculated by dividing earnings (loss) available to Class A common shareholders by the weighted-average number of Class A common shares outstanding during each period. Fully diluted income (loss) per share for the three and nine months ended September 30, 2007 and 2006 is the same as basic due to losses sustained by the Company for those periods.

The following potentially dilutive common shares are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive:

	September 30,
	2007	2006

Shares underlying warrants	40,200,000	6,870,000
Shares underlying options	6,512,812	9,106,838
Shares underlying convertible debt	2,319,362,130	50,699,342
Shares underlying convertible debt - related parties	5,478,544	2,887,735

Total potentially dilutive securities	2,371,553,486	69,563,915

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

William C. Robinson - Mr. Robinson is President, CEO and Chairman of the Company and has ownership and control in Proxity and Cherokee Raiders.

During the nine months ended September 30, 2007, Mr. Robinson made net advances of $214,926 to the Company.

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

The license agreement calls for a minimum annual royalty payment of $1,000,000 for the period of January 17, 2005 through January 16, 2006 and each annual period thereafter ending January 16. TSI has paid an aggregate of $1,000,000 through November 13, 2007. On July 23, 2007, 21st Century Airships notified the Company that it had not made an agreed to payment in the amount of $676,225 and if said payment was not received by August 23, 2007, 21st Century Airships intends to terminate the agreement immediately. Said payment was made on August 22, 2007. . On October 12, 2007 21st Century notified the Company of past due interest in the amount of $92,618 this was in excess of the amount 21st Century stated was required to bring the TSI current and would be considered a condition of default. The Company is negotiating with 21st Century to settle the amount due. Should TSI fail to make future royalty payments or any other payments due under the license agreement, this would have the effect of TSI being unable to manufacture and sell its airships.

In 2004, the Company purchased designs and plans for unmanned air vehicles (UAV's) which have a useful life of 3 years. The cost was $100,000 and the monthly amortization is $2,778. Amortization expense was $5,551 and $25,002 for the nine months ended September 30, 2007 and 2006, respectively.

NOTE 4- NOTES PAYABLE

On August 22, 2007 the Company received $800,000 pursuant to a Securities Purchase Agreement dated August 22, 2007 with AJW in exchange for 8% Callable Secured Convertible Notes and issued seven year warrants to purchase 11,000,000 shares of common stock at an exercise price of $0.01 per share valued at $220,000 on the date of issuance which was recorded as a derivative liability. An aggregate of $20,000 was recognized as loan costs and $200,000 was recognized as a derivative valuation loss on issuance of the warrants. The beneficial conversion feature was valued at $4,355,556 and was recorded as a derivative liability. An aggregate of $800,000 was allocated to discounts on the individual notes, representing 100% of the face value of the notes which will accrete over the three year life of the notes, with the remaining $3,555,556 recognized as a derivative valuation loss. The Company incurred loan costs totaling $90,000 which consists of fees of $70,000 payable in cash, and a seven year warrant to purchase 1,000,000 shares of common stock with an exercise price of $0.01 valued at $20,000 using the Black Scholes method on the date of issuance which will be amortized over the three year term of the notes. The conversion price per the agreement was 30% of the average of the lowest three intra-day trading prices for the Company's common stock during the 20 trading days immediately preceding the conversion date.

On May 8, 2007, the Company received $335,000 pursuant to a Securities Purchase Agreement dated May 8, 2007 with AJW in exchange for 6% Callable Secured Convertible Notes and issued five year warrants to purchase 22,000,000 shares of common stock at an exercise price of $0.07 valued at $1,964,600 on the date of issuance which was recorded as a derivative liability. An aggregate of $178,600 was recognized as loan costs and $1,786,000 was recognized as a derivative valuation loss on issuance of the warrants. The beneficial conversion feature was valued at $687,873 and was recorded as a derivative liability. An aggregate of $335,000 was allocated to discounts on the individual notes, representing 100% of the face value of the notes which will accrete over the three year life of the notes, with the remaining $387,873 recognized as a derivative valuation loss. The Company incurred loan costs totaling $71,492 which consists of fees of $68,500 paid in cash, and a five year warrant to purchase 2,000,000 shares of common stock with an exercise price of $0.07 valued at $178,600 using the Black Scholes method on the date of issuance which will be amortized over the three year term of the notes. The conversion price per the agreement was 40% of the average of the lowest three intra-day trading prices for the Company's common stock during the 20 trading days immediately preceding the conversion date. On August 22, 2007, the Company and AJW amended the conversion price to 30% of the average of the lowest three intra-day trading prices for the Company's common stock during the 20 trading days immediately preceding the conversion date as discussed below.

An analysis of the issuance under the August 22 and May 8, 2007 Securities Purchase Agreement with AJW and the significant assumptions used to value the warrants and beneficial conversion feature are contained in the following table:

Issue date	5/8/2007	8/22/2007
Aggregate note amounts	$335,000	$800,000
Conversion price on issue dates	$0.02	$0.0036
Term of notes at issuance	3 years	3 years
Shares issuable upon conversion	15,320,122	222,222,222
Warrants issued	22,000,000	11,000,000
Exercise price of warrants	$0.07	$0.01
Term of warrants at issuance	5 years	7 years
Market Price on issue dates	$0.047	$0.020
Risk free interest rate on issuance date	4.54%	4.20%
Volatility on date of issuance	231.77%	243.11%
Fair value per share of conversion shares	0.0449	0.0196
Beneficial conversion feature fair value	$687,873	$4,355,556
Note discount amount	$335,000	$800,000
Warrant fair value per share at issuance	$0.0893	$0.0200
Fair values of warrants at issuance dates	$1,964,600	$220,000
Value of warrants allocable to loan costs	$178,600	$20,000
Fair value of derivative related to warrants	$1,786,000	$200,000
Fair value of derivative allocated to benficial
conversion fearure	$352,873	$3,555,556
Aggregate fair value allocated to derivative instruments	$2,317,473	$3,775,556

On August 1, 2007 the Company entered into an amendment agreement with AJW which would subordinate their security interest in the Company's assets to certain future lenders in the event that ALC obtains funding from other sources. In addition, AJW waived any event of default that existed at the time of the agreement and any default that continues to exist until such time as a management plan and funding is put in place. In exchange for the waiver and subordination, AJW received an additional discount in the method that the conversion price is calculated. The conversion price of the Notes issued in conjunction with the April 1, 2005 agreement was 60% of the average of the lowest three intra-day trading prices for the Company's common stock during the 20 trading days immediately preceding the conversion date. The conversion price of the March 14, 2006 agreement was 55% of the average of the lowest three intra-day trading prices for the Company's common stock during the 20 trading days immediately preceding the conversion date. These conversion prices were all adjusted to 41.5% of the average of the lowest three intra-day trading prices for the Company's common stock during the 20 trading days immediately preceding the conversion date. As a result of this change in the conversion price for these Notes, the Company recognized a loss in the aggregate amount of $3,673,127 based upon the difference in fair value of the beneficial conversion feature associated with these notes immediately before and after the agreement to change to the conversion prices.

An analysis of the valuation of the beneficial conversion feature related to the Notes issued in conjunction with the April 1, 2005 and March 14, 2006 AJW Notes and the significant assumptions used to value the beneficial conversion feature used to compute the derivative valuation loss are contained in the following table:

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

On August 22, 2007, in conjunction with the $800,000 Securities Purchase Agreement discussed above, the Company and AJW entered into a letter agreement that further reduced the conversion price of the Notes issued in conjunction with the April 1, 2005 agreement the March 14, 2006 agreement from 41.5% of the average of the lowest three intra-day trading prices for the Company's common stock during the 20 trading days immediately preceding the conversion date. These conversion prices were adjusted to 30.0% of the average of the lowest three intra-day trading prices for the Company's common stock during the 20 trading days immediately preceding the conversion date. In addition, the Company agreed to reduce the conversion price of the May 8, 2007 agreement from 40% to 30% of the average of the lowest three intra-day trading prices for the Company's common stock during the 20 trading days immediately preceding the conversion date. As a result of this change in the conversion price for these Notes, the Company recognized a loss in the aggregate amount of $8,381,479 based upon the difference in fair value of the beneficial conversion feature associated with these notes immediately before and after the agreement to change to the conversion prices.

An analysis of the valuation of the beneficial conversion feature related to the Notes issued in conjunction with the April 1, 2005, March 14, 2006 and May 8, 2007 AJW Notes and the significant assumptions used to value the beneficial conversion feature used to compute the derivative valuation loss are contained in the following table:

	April 1, 2005 Agreement			March 14, 2006 Agreement
	Tranche 1	Tranche 2	Tranche 3	Tranche 1	Tranche 2	Tranche 3	Tranche 4	May 8, 2007 Agreement
Valuation date	8/22/2007	8/22/2007	8/22/2007	8/22/2007	8/22/2007	8/22/2007	8/22/2007	8/22/2007	Total
Aggregate note amounts	$459,162	$1,300,000	$1,200,000	$1,000,000	$500,000	$200,000	$300,000	$335,000	$5,294,162
Conversion price prior to Agreement	$0.0050	$0.0050	$0.0050	$0.0050	$0.0050	$0.0050	$0.0050	$0.0049
Conversion price subsequent to Agreement	$0.0036	$0.0036	$0.0036	$0.0036	$0.0036	$0.0036	$0.0036	$0.0036
Term of notes at August 22, 2007	0.61 years	0.76 years	0.96 years	1.61 years	1.91 years	2.11years	2.21 years	2.71 years
Shares issuable upon conversion - prior to agreement	92,992,761	290,888,170	264,728,703	215,768,387	106,023,372	41,971,893	63,300,622	70,227,457	1,145,901,365
Shares issuable upon conversion - subsequent to agreement	128,639,986	402,395,302	366,208,038	298,479,602	146,665,665	58,061,118	87,565,860	93,636,610	1,581,652,181
Market Price on August 22, 2007	$0.0200	$0.0200	$0.0200	$0.0200	$0.0200	$0.0200	$0.0200	$0.0200
Risk free interest rate at August 22, 2007	4.20%	4.20%	4.20%	4.20%	4.20%	4.20%	4.20%	4.20%
Volatility at August 22, 2007	242.24%	242.24%	242.24%	242.24%	242.24%	242.24%	242.24%	242.24%
Fair value per share of conversion shares - prior to agreeement	$0.0170	$0.0175	$0.0179	$0.0188	$0.0191	$0.0193	$0.0193	$0.0196
Fair value per share of conversion shares - subsequent to agreeement	$0.0177	$0.0177	$0.0183	$0.0190	$0.0193	$0.0194	$0.0195	$0.0197
Beneficial conversion feature fair value - prior to agreement	$1,580,877	$5,090,543	$4,738,644	$4,056,446	$2,025,046	$810,058	$1,221,702	$1,376,458	$20,899,773
Beneficial conversion feature fair value - subsequent to agreement	$2,276,928	$7,122,397	$6,701,607	$5,671,112	$2,830,647	$1,126,386	$1,707,534	$1,844,641	$29,281,253
Loss on repricing	$(696,051)	$(2,031,854)	$(1,962,963)	$(1,614,667)	$(805,601)	$(316,328)	$(485,832)	$(468,183)	$(8,381,479)

The Company has outstanding a series of Convertible Notes and warrants issued to AJW under Securities Purchase Agreements dated April 1, 2005, March 14, 2006, May 8, 2007 and August 22, 2007. The conversion price of the Notes issued in conjunction with these agreements as of September 30, 2007 is 30% of the average of the lowest three intra-day trading prices for the Company's common stock during the 20 trading days immediately preceding the conversion date. The Notes are secured by all of the Company's assets, except for its accounts receivable and proceeds of inventory. AJW has subordinated certain of its interest in the assets of ALC to Ayuda Funding Corp. The Notes contain embedded derivatives in the form of the Warrants and the beneficial conversion feature. The Company revalues the embedded derivatives and the beneficial conversion feature and recognizes a gain or loss based on the changes in the fair values between reporting dates. As of September 30, 2007, the derivative instruments had a fair value of $27,944,906. The carrying value of the AJW notes issued under these Securities Purchase Agreements as of September 30, 2007 and December 31, 2006 was $3,111,142 and $2,079,398 net of discount, respectively. The carrying value will be increased each quarter over the respective three year lives of the notes as the accretion of the discount related to the embedded derivatives is recorded until the carrying value equals the face value of the notes.

An analysis of the valuation of the individual tranches issued under the above mentioned notes and warrants as of September 30, 2007 and the significant assumptions used to value the warrants and the beneficial conversion features are contained in the following table:

	April 1, 2005 Agreement			March 14, 2006 Agreement
	Tranche 1	Tranche 2	Tranche 3	Tranche 1	Tranche 2	Tranche 3	Tranche 4	May 8, 2007 Agreement	August 22, 2007 Agreement
Valuation date	9/30/2007	9/30/2007	9/30/2007	9/30/2007	9/30/2007	9/30/2007	9/30/2007	9/30/2007	9/30/2007	Total
Aggregate note amounts	$322,674	$1,300,000	$1,200,000	$1,000,000	$500,000	$200,000	$300,000	$335,000	$800,000	$5,957,674
Conversion price at September 30, 2007	$0.0029	$0.0029	$0.0029	$0.0029	$0.0029	$0.0029	$0.0029	$0.0029	$0.0029
Term of notes at September 30, 2007	0.50 years	0.65 years	0.85 years	1.45 years	1.75 years	1.95 years	2.05 years	2.70 years	2.90 years
Shares issuable upon conversion	145,821,081	517,835,439	471,317,544	383,465,614	188,444,912	74,605,263	112,513,333	120,345,589	283,101,179	2,297,449,954
Warrants outstanding	1,650,000	1,430,000	1,320,000	1,100,000	550,000	220,000	330,000	22,000,000	11,000,000	39,600,000
Exercise price of warrants	$0.45	$0.45	$0.45	$1.25	$1.25	$1.25	$1.25	$0.07	$0.01
Term of warrants at September 30, 2007	4.50 years	4.65 years	4.85 years	3.45 years	3.75 years	3.95 years	4.05 years	4.60 years	6.90 years
Market Price on September 30, 2007	$0.0130	$0.0130	$0.0130	$0.0130	$0.0130	$0.0130	$0.0130	$0.0130	$0.0130
Risk free interest rate at September 30, 2007	4.10%	4.10%	4.10%	4.10%	4.10%	4.10%	4.10%	4.10%	4.10%
Volatility at September 30, 2007	245.06%	245.06%	245.06%	245.06%	245.06%	245.06%	245.06%	245.06%	245.06%
Fair value per share of conversion shares	$0.0110	$0.0113	$0.0116	$0.0122	$0.0124	$0.0125	$0.0126	$0.0127	$0.0128
Beneficial conversion feature fair value	$1,604,032	$5,851,540	$5,467,284	$4,678,280	$2,336,717	$932,566	$1,417,668	$1,528,389	$3,623,695	$27,440,171
Warrant fair value per share	$0.0125	$0.0125	$0.0126	$0.0111	$0.0115	$0.0117	$0.0118	$0.0128	$0.0130
Fair value of derivative related to warrants	$20,625	$17,875	$16,632	$12,210	$6,325	$2,574	$3,894	$281,600	$143,000	$504,735
Fair value of derivative related to
beneficial conversion feature	$1,604,032	$5,851,540	$5,467,284	$4,678,280	$2,336,717	$932,566	$1,417,668	$1,528,389	$3,623,695	$27,440,018

Aggregate fair value of derivative instruments	$1,624,657	$5,869,415	$5,483,916	$4,690,490	$2,343,042	$935,140	$1,421,562	$1,809,989	$3,766,695	$27,944,906

The derivative liability is comprised of the following as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006

AJW Notes	$27,440,171	$10,142,448
AJW Warrants	504,735	1,004,608
William Robinson Note	229	144,615
Total derivative liability	$27,945,135	$11,291,671

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

The derivative valuation gain (loss) reported in the accompanying condensed consolidated statements of operations results from the issuance, revaluation to fair value of the beneficial conversion feature and attached warrants associated with the above referenced notes to AJW and the derivative valuation loss related to the change in valuation of the beneficial conversion features related to notes issued to James Gardiner, William Robinson and Frank Lively and changes in value recognized upon conversion of the notes. As the fair value of the derivatives change, a gain or a loss is recognized. The components of the derivative valuation gain (loss) for the three and nine months ended September 30, 2007 and 2006 consists of the following:

	Three months September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Derivative valuation gain (loss) - beneficial conversion revaluation - AJW	$363,639	$165,202	$(926,208)	$4,225,140
Derivative valuation gain (loss) - warrant revaluation AJW	655,678	(9,779)	2,679,818	1,164,955
Derivative valuation loss - August 1, 2007 repricing	(3,673,127)	-	(3,673,127)	-
Derivative valuation loss - August 22, 2007 repricing	(8,381,479)	-	(8,381,479)	-
Derivative valuation gain - beneficial conversion revaluation - Robinson	14,321	24,960	232,012	767,572
Derivative valuation (loss) on issuance of notes - AJW	(3,555,556)	(527,648)	(3,908,429)	(2,127,303)
Derivative valuation (loss) on issuance of warrants -AJW	(197,008)	(117,140)	(1,986,000)	(610,040)
Derivative valuation gain (loss) on conversion of notes -AJW	35,343	(45,305)	127,764	(58,489)
Derivative valuation gain on conversion of notes - Robinson	-	20,010	-	20,010
Derivative valuation gain on conversion of notes - Lively	-	-	-	4,193
Derivative valuation gain on conversion of notes - Gardiner	-	-	-	840
Derivative valuation (loss) on issuance of note - Gardiner	-	-	-	(37,050)
Derivative valuation (loss) on issuance of note- Robinson	-	-	-	(368,608)
Derivative valuation (loss) on issuance of notes - Lively	-	4,193	-	(58,306)
Derivative valuation gain - beneficial conversion revaluation - Lively	-	-	-	106,799
Derivative valuation (loss) - beneficial conversion revaluation - Gardiner	-		-	(20,520)

Total Derivative valuation gain (loss)	$(14,738,189)	$(485,507)	$(15,835,649)	$3,009,193

In a series of transactions from April 11, 2007 to July 23, 2007, AJW converted an aggregate of $361,462 of the Notes for 22,162,821 Shares of Class A common stock of the Company. The conversions were made at a 40% discount to market pursuant to the terms of the Secured Convertible Note agreements. As a result of the conversion, $432,436 of the derivative liability was reclassified to additional paid-in capital.

An analysis of these conversions of the AJW Notes and the significant assumptions used to value the beneficial conversion feature recognized upon conversion are contained in the following table:

Conversion date	4/11/2007	5/18/2007	6/12/2007	6/26/2007	7/18/2007	7/20/2007	7/23/2007
Original proceeds from note	$1,500,000	$1,500,000	$1,500,000	$1,500,000	$1,500,000	$1,500,000	$1,500,000
Note amount converted	156,437	47,038	32,071	45,071	43,223	20,000	17,621
Principal remaining after conversion	$583,343	$536,305	$504,234	$459,162	$415,939	$395,939	$378,318
Conversion price	$0.044	$0.0132	$0.009	$0.012	$0.0115	$0.0098	$0.0098
Term of notes at conversion	1 year	0.87 year	0.80 year	0.76 year	0.70 year	0.69 year	0.69 year
Shares issued on conversion	3,563,483	3,563,483	3,563,483	3,755,941	3,758,553	2,000,000	1,957,878
Potential remaining conversion shares	13,760,051	37,144,991	43,516,573	40,225,958	36,444,933	49,225,669	47,431,279
Common Stock Price on conversion date	$0.055	$0.025	$0.022	$0.024	$0.015	$0.0140	$0.0140
Risk free interest rate at conversion date	4.97%	4.92%	5.01%	4.97%	4.98%	5.00%	5.00%
Volatility on conversion dates	228.21%	232.70%	236.88%	238.44%	240.16%	242.36%	242.36%
Fair value per share of conversion shares	0.0420	0.0195	0.0172	0.0189	0.0106	0.0104	0.0104
Fair value of derivative	$577,922	$724,327	$748,485	$760,271	$386,316	$511,947	$493,285
Derivative liability reclassified to additional
paid-in capital upon conversion	$149,666	$69,488	$61,292	$70,987	$39,841	$20,800	$20,362
Derivative valuation gain (loss)
recognized on conversion	$115,381	$(14,097)	$(3,187)	$(5,676)	$41,344	$(5,819)	$-

From August 27 to September 28, 2007 AJW converted an aggregate of $55,644 of the Notes for 18,391,434 Shares of Class A common stock of the Company. The conversions were made at a 70% discount to market pursuant to the terms of the Secured Convertible Note agreements. As a result of the conversion, $170,975 of the derivative liability was reclassified to additional paid-in capital.

An analysis of these conversions of the AJW Notes and the significant assumptions used to value the beneficial conversion feature recognized upon conversion are contained in the following table:

Conversion date	8/27/2007	8/31/2007	9/6/2007	9/19/2007	9/28/2007
Original proceeds from note	$1,500,000	$1,500,000	$1,500,000	$1,500,000	$1,500,000
Note amount converted	7,154	7,353	14,897	13,936	12,303
Principal remaining after conversion	$371,164	$363,811	$348,914	$334,977	$322,674
Conversion price	$0.0036	$0.0037	$0.0031	$0.0290	$0.0026
Term of notes at conversion	0.59 year	0.58 year	0.57 year	0.53 year	0.51 year
Shares issued on conversion	1,987,272	1,987,272	4,805,630	4,805,630	4,805,630
Potential remaining conversion shares	123,394,275	112,491,411	125,726,746	122,376,983	145,771,761
Common Stock Price on conversion date	$0.0130	$0.0120	$0.0095	$0.0130	$0.0130
Risk free interest rate at conversion date	4.20%	4.20%	4.20%	4.10%	4.10%
Volatility on conversion dates	242.74%	242.67%	242.33%	243.51%	245.06%
Fair value per share of conversion shares	0.0078	0.0098	0.0098	0.0075	0.0110
Fair value of derivative	$962,475	$1,102,416	$1,232,122	$917,827	$1,603,489
Derivative liability reclassified to additional
paid-in capital upon conversion	$15,501	$19,475	$47,095	$36,042	$52,862
Derivative valuation gain (loss)
recognized on conversion	$19,868	$(2,501)	$(5,575)	$9,073	$(21,046)

The Company has granted certain registration rights with respect to the Securities Purchase Agreements with AJW dated April 1, 2005, March 14, 2006, May 8, and August 22, 2007. These registration rights agreements call for penalties for failure to have an effective registration statement covering the securities under these agreements of 2.0% per month of the outstanding principal balance of the notes under said agreements. As part of the August 1, 2007 Agreement discussed above, AJW cured any deficiencies or defaults in the above mentioned Securities Purchase Agreements dated April 1, 2005, March 14, 2006 and May 8, 2007 including the penalties for failure to have the registration statement declared effective. If AJW chooses to assess these penalties, the Company would have a liability for said penalty as of September 30, 2007 of approximately $1,300,000. No amount has been accrued for these penalties as of September 30, 2007.

On August 24, 2007, ALC and TSI LLC jointly issued a convertible promissory note to Ayuda Funding Corp. (“Ayuda”) in the amount of $375,000 which note replaces a note issued by the Company’s CEO, William Robinson in the same amount. Mr. Robinson used the funds to make a loan to the Company in order to enable it to pay its licensing fee owed to 21 st Century Airships. In connection with such loan, ALC and TSI LLC entered into a Pledge and Security Agreement with Ayuda. The Note is guaranteed by Mr. Robinson, personally and by Proxity, Inc. The note is convertible at any time at the closing market price of the Company’s common stock on the date of conversion. On September 20, 2007 Ayuda converted $132,000 of the note at a price of $0.012 per share, representing the closing market price as of that date. The Company accordingly issued 11,000,000 shares of its Class A common stock to Ayuda.

The following table details the Notes payable - third parties, Current portion of long term notes payable and Long term notes payable outstanding as of September 30, 2007 and December 31, 2006.

	September 30,	December 31,
	2007	2006
Current - Unrelated parties
Convertible Notes payable C.M.G. Tech., interest accrues at 10% per
annum due February 25, 2007 currently in default	$822,094	$822,094

Note payable Charles McClure, secured by an airship, interest accrues
at 25.0% per annum and is due December 31, 2005, currently in default	250,000	250,000

Demand Notes to Vendors - unsecured, interest accrues at 12% per
annum currently in default	781	781

Note payable - Sierra Nevada Corporation - non interest bearing secured by
certain inventory due August 25, 2006, currently in default	500,000	500,000

Note payable - Microsoft Corporation - bearing interest at 7.0% to
June 14, 2008, 9.0% to June 14, 2009, and 11.0% thereafter
equal monthly installments of $166.227 commencing April 1, 2008
due August 1, 2010	2,500,000	-

Convertible note payable - Ayuda Funding Corp. - bearing interest at 15%
secured by certain assets of TSI LLC and ALC, due February 21, 2008	243,000	-

	$4,315,875	$1,572,875

Less current portion	(2,813,237)	(1,572,875)

Total long term notes payable - Unrelated parties	$1,502,638	$-

Current Portion of Long Term Notes Payable
Notes payable - AJW Partners, LLP and affiliates, callable secured convertible notes bearing interest at 8% per annum, $459,162 due April 4, 2008; $1,300,000 due May 25, 2008 , $1,200,000
August 4, 2008 less total discount of $671,692 and $0, respectively	$2,150,982	$-

Long Term Notes Payable

Notes payable - AJW Partners, LLP and affiliates, callable secured convertible notes bearing interest at 8% per annum, $739,779 due April 4, 2008; $1,300,000 due May 25, 2008 and
$1,200,000 due August 4, 2008 less total discount of
$0 and $1,549,058, respectively	$-	$1,690,721

Notes payable - AJW Partners, LLP and affiliates, callable secured convertible notes bearing interest at 6% per annum, $1,000,000 due April 14, 2009; $500,000 due July 5, 2009, 200,000 due
$200,000 due September 11, 2009, $300,000 due October
19, 2006 and $335,000 due May 10, 2009 less total discount
of $1,403,333 and $1,611,323, respectively	931,667	388,677

Notes payable - AJW Partners, LLP and affiliates, callable secured convertible notes bearing interest at 8% per annum, $800,000
due August 21, 2010; less total discount of $771,507 and $0, respectively	28,493	-

Total long term notes payable	$960,160	$2,079,398

NOTE 5 - NOTES PAYABLE - RELATED PARTIES

On April 19th, 2006, the Board approved a $1,000,000 line of credit with Mr. Robinson. On April 19, 2006 pursuant to the line of Credit, the Company entered into a convertible variable promissory note in the principal amount as of March 31, 2006 of $565,188 including all related accrued interest. The note bears interest at the rate of 12% per annum, is unsecured and is convertible into Class A common stock at $0.30 per share. The note is due on December 31, 2007. The note contains a beneficial conversion due to the conversion price of $0.30 being lower than the market price of $0.53 on the date of issuance. The carrying value of the note in the accompanying balance sheet as of September 30, 2007 and December 31, 2006 was $508,198 and $181,061, net of discount, respectively and is recorded in Notes Payable - related parties.

Mr. Robinson advanced certain amounts from time to time to the Company under the line of credit during the nine months ended September 30, 2007 resulting in the recognition of additional discounts upon issuance. The derivative analysis of the valuation upon issuance and the revaluation as of September 30, 2007 and December 31, 2006 of the beneficial conversion feature related to Mr. Robinson's note and the significant assumptions used are contained in the following table:

		Issuances	Issuances
	Report date	from January 1 to	from April 1 to	Report date
	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007
Aggregate note amounts	$362,412	$430,163	$66,504	$577,338
Conversion price	$0.30	$0.30	$0.30	$0.30
Term of notes	1.0 year	.80 - .95 years	..65 - .80 years	0.25 year
Shares issuable upon conversion	1,375,974	1,433,876	1,433,876	2,287,960
Market Price	$$0.16	$0.085 - $0.135	$0.038 - $0.065	$$0.0130
Risk free interest rate	5.00%	4.93% - 5.07%	4.87% - 5.07%	4.10%
Volatility	233.53%	231.76% - 233.53%	228.81% - 237.36%	245.06%
Fair value per share of conversion shares	$0.1051	$0.042 - $0.083	$0.0086 - $0.0256	$0.0001
Beneficial conversion feature fair value	$144,615	$78,843	$2,783	$229
Note discount amount		$78,843	$2,783
Fair value of derivative related to
beneficial conversion feature	$144,615	$-	$-	$229

The following table details the Notes payable - related parties outstanding as of September 30, 2007 and December 31, 2006.

	September 30,	December 31,
	2007	2006

Convertible Promissory Note - Cherokee Raiders, interest at 12%
per annum, due December 31, 2007, unsecured	$262,255	$262,255

Convertible Promissory Note - Proxity Inc., interest at 12% per annum,
due July 31, 2007, unsecured	301,600	301,600

Convertible Promissory Note - Billy Robinson, interest at 12%
per annum, due December 31, 2007, unsecured, net of discount of
$69,140 and $181,350, respectively	508,198	181,061

Related Party Promissory Notes, interest at 12% per annum
due on demand.	58,495	-

	$1,130,548	$744,916

On July 16, 2007 the Company executed new notes whereby each of the balances of the notes due to Proxity, Cherokee and Mr. Robinson plus the respective accrued interest on each note was refinanced into a new note on exactly the same terms as the previous notes.

NOTE 6- STOCKHOLDERS' DEFICIT

COMMON STOCK - At September 30, 2007 and December 31, 2006 the Company had 125,835,202 and 66,657,316 shares of Class A Common Stock outstanding, respectively, 545,455 shares of Class B Common Stock, and 2 shares of Class C Common Stock issued and outstanding with 200,000,000 shares of Class A and Class B Common Stock authorized, par value $.001, and 200,000,000 shares of Class C Common Stock authorized, par value $.001. In addition, the Company had 100,000,000 shares of Class A Preferred Stock authorized, par value $.001, with no shares issued and outstanding. Class B Common Stock allows for 1,000 votes per share. Class C Common Stock allows for one vote per share and entitles the holder to receive the net assets of the Company upon dissolution. Additional paid in capital at September 30, 2007 and December 31, 2006 was $21,660,203 and $20,372,513, respectively. The accumulated deficit at September 30, 2007 and December 31, 2006 was $59,900,483 and $38,516,199 respectively.

The Company issued the following shares of Class A Common Stock during the nine months ended September 30, 2007.

On January 19, 2007 the Company issued a total of 5,114 shares valued at $0.13 per share to a vendor for services based on the closing market price as of that date. The Company recorded an expense of $665 as general and administrative expenses in the accompanying statement of operations for the nine months ended September 30, 2007.

On January 19, 2007 the Company issued a total of 357,059 shares valued at $0.13 per share to a vendor for services rendered in partial settlement of accounts payable based on the closing market price as of that date. The Company recorded a reduction of accounts payable of $46,418 in the accompanying balance sheet as of that date.

On February 12, 2007 the Company issued 360,000 shares valued at $0.12 per share to a vendor for services based on the closing market price as of that date. The Company recorded an expense of $43,200 as general and administrative expenses in the accompanying statement of operations for the nine months ended September 30, 2007.

On February 28, 2007 the Company issued a total of 251,538 shares valued at $0.11 per share to a vendor for services rendered in settlement of accounts payable based on the closing market price as of that date. The Company recorded a reduction of accounts payable of $27,669 in the accompanying balance sheet as of the date of issuance and a reduction of general and administrative expenses of $8,541 for the nine months ended September 30, 2007.

On April 11, 2007 the Company issued 3,563,483 shares of Class A Common Stock to AJW et al upon the conversion of notes in the aggregate principal amount of $156,438 at a price of $0.044 per share.

On April 17, 2007 the Company issued 100,000 shares of Class A Common Stock to a vendor for services valued at $0.065 per share based on the closing market price as of that date. The Company recorded a general and administrative expense of $6,500 relative to this stock issuance for nine months ended September 30, 2007.

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

On July 18, 2007 the Company issued 3,758,553 shares of Class A Common Stock to AJW et al upon the conversion of notes in the aggregate principal amount of $43,223 at a price of $0.015 per share.

On July 20, 2007 the Company issued 2,000,000 shares of Class A Common Stock to AJW et al upon the conversion of notes in the aggregate principal amount of $20,000 at a price of $0.0098 per share.

On July 23, 2007 the Company issued 1,957,880 shares of Class A Common Stock to AJW et al upon the conversion of notes in the aggregate principal amount of $17,621 at a price of $0.010 per share.

On August 7, 2007, the Company issued 6,000,000 shares to two accredited investors for cash at a price of $0.01 per share for aggregate proceeds to the Company of $60,000.

On August 13, 2007 the Company issued 250,000 shares valued at $0.018 per share to Launch Funding Network, Inc. for services based on the closing market price as of that date. The Company recorded an expense of $4,500 as general and administrative expenses in the accompanying statement of operations for the nine months ended September 30, 2007.

On August 27, 2007 the Company issued 1,987,272 shares of Class A Common Stock to AJW et al upon the conversion of notes in the aggregate principal amount of $7,154 at a price of $0.0036 per share.

On August 31, 2007 the Company issued 1,987,272 shares of Class A Common Stock to AJW et al upon the conversion of notes in the aggregate principal amount of $7,353 at a price of $0.0037 per share.

On September 6, 2007 the Company issued 4,805,630 shares of Class A Common Stock to AJW et al upon the conversion of notes in the aggregate principal amount of $14,897 at a price of $0.0031 per share.

On September 12, 2007 the Company issued 300,000 shares valued at $0.018 per share to The Technology Communications Group, Inc. for services based on the closing market price as of that date. The Company recorded an expense of $5,400 as general and administrative expenses in the accompanying statement of operations for the nine months ended September 30, 2007.

On September 19, 2007 the Company issued 4,805,630 shares of Class A Common Stock to AJW et al upon the conversion of notes in the aggregate principal amount of $13,936 at a price of $0.0029 per share.

On September 20, 2007 the Company issued 11,000,000 shares of Class A Common Stock to Ayuda Funding upon the conversion of notes in the aggregate principal amount of $132,000 at a price of $0.012 per share representing the closing market price as of that date.

On September 28, 2007 the Company issued 4,805,630 shares of Class A Common Stock to AJW et al upon the conversion of notes in the aggregate principal amount of $12,303 at a price of $0.00256 per share.

The Company no longer has enough authorized Class A Common stock to satisfy the outstanding convertible debt, warrants, and options outstanding due to the reduction in the price of its common stock and the conversion pricing of the AJW debt.

NOTE 7- INCOME TAXES

The Company has paid no federal or state income taxes since its incorporation. As of September 30, 2007 and December 31, 2006, the Company had net operating loss carry forwards for federal income tax reporting purposes of approximately $19,000,000 and $15,019,484 respectively, which if unused, will expire through 2027. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

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

On May 3, 2007 the Company entered in an agreement, as amended with Affiliated Business Services, Inc. (“Affiliated”) to assist the Company with introducing the Company to potential sources of debt or equity financing. As part of the agreement, Affiliated agreed to settle the remaining balance owed by the Company to Affiliated related to its fees due under the financings related to AJW of $40,882 for a cash payment of $20,000. In addition, the agreement calls for the payment of cash of 10% of the gross proceeds as a result of any investment transaction resulting from Affiliated having made such introduction as well a grant of 10% of any warrants granted to any investor in any successful transaction. The Company issued five year warrants to purchase 2,000,000 of the Company’s Class A common stock at an exercise price of $0.07 per share in conjunction with the May 8, 2007 AJW transaction and warrants to purchase 1,000,000 of the Company’s Class A common stock at an exercise price of $0.01 per share in conjunction with the August 22, 2007 AJW transaction.

On April 27, 2006 the Company entered into an Agreement, (the "Agreement") dated as of April 25, 2006, by and among the Company, Sierra Nevada Corporation "Sierra" and TSI. The Agreement is intended to clarify the relationship and obligations of the parties, which arise from three prior agreements (the Exclusive Agreement to Provide Integration Services, dated June 30, 2004, the Memorandum of Agreement dated November 4, 2004 and the Subcontract Agreement dated May 11, 2005) which were entered into prior to TSI becoming a wholly-owned subsidiary of the Company. The Agreement provides that SNC will serve as the prime contractor to Government End-Users for all Techsphere Airships and provided that Sierra will give Techsphere the right of first refusal to lease or sell other non-Techsphere manufactured airships to Sierra on competitive terms. The Agreement also is intended to arrive at an understanding with respect to amounts claimed by Sierra as owed, which arose from certain expenditures made by Sierra for which they are seeking reimbursement. The Agreement provides that if all other conditions of the Agreement are fulfilled that (i) Sierra will reduce its claim from $780,000 to $500,000; (ii) the Company will within 90 days deliver four MAA-90 airship pods to Techsphere free and clear of any liens and encumbrances and (iii) if a delivery order is awarded and Techsphere delivers the completed MAA-90 airship to Sierra, Sierra will set-off the $500,000 payment due from the Company. The Company has delivered the four MAA-90 airship pods and has received the delivery order from Sierra in February, 2007 in excess of $1,000,000 calling for the completion of the MAA-90 airship as well as certain additional operating features and accessories. Final terms include a $500,000 credit against the note provided that a completed airship is delivered upon a mutually agreed upon milestone schedule. During September, 2007 SNC cancelled the delivery order for the completion of the MAA-90 Airship. On September 26, 2007 the Company received a cancelation of PO number 55814 for the completion of the SA 90 Airship under contract. The Company was also informed that it still owes the $500,000 agreed to in the aforementioned settlement. There are receivables currently outstanding from SNC and the company believes that there can be an amicable settlement with SNC. The current IDIQ is still in effect and the company has requested a meeting with SNC to negotiate their working relationship going forward. As of the date of this filing no meeting has been set.

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

Effective June 15, 2007 TSI executed a promissory note in the amount of $2,500,000 on terms to settle its current contract and payables issues for funds advanced for the construction of two SA 60 airships. The note bears interest accruing at a rate of 7.0% percent per annum for the first twelve months, 9.0% per annum for the second twelve months, and 11.0% for the remaining term of the note. TSI was eligible to receive a discount of $1,000,000 if it makes payments of $875,000 on or before August 25, 2007, $50,000 on or before November 25, 2007 and $575,000 on or before January 25, 2008. On September 10, 2007, TSI entered into an amendment with Microsoft Corporation which extended the due date of the $875,000 to October 26, 2007 the $50,000 to January 25, 2008 and the final $575,000 to March 24, 2008. TSI has not made the October 26, 2007 payment on a timely basis and, as a result is liable for the full principal sum of $2,500,000 and all accrued interest under the Note payable in equal monthly installments commencing on April 1, 2008 and due by August 1, 2010. If the Company should not make the required monthly installments, upon receipt of a notice of demand, the note will bear interest at 12% per annum and the entire balance will be deemed due immediately.

On December 10, 2006, the Company entered into a Licensing and Technical Assistance Agreement with Global Skyship Industries, Inc. (“Global”) for the use of certain patented technology and know how in the manufacture of TSI’s airships. The license agreement called for a term of 6 years ending December 10, 2012 and minimum royalty payments under the agreement of $240,000 for 2007 and 2008, $300,000 for 2009 and 2010 and $360,000 for 2011 and 2012. The payment for the quarter ending September 30, 2007 has not been made.

In February, 2007 the Company’s Columbus, GA lease expired and the facility is presently being leased on a month to month basis. The Company allowed Mr. Robinson’s lease for his apartment to expire at the end of its term on May 31, 2007.

On April 16, 2007 the Company entered into a non-exclusive agreement with John Nathan Youngbeck to perform strategic and financial consulting for the Company. The agreement calls for payment of 7.0% of the value of the sale of any assets of the Company and 3.0% of the value of any product of the Company sold by his efforts. The contract has a term of 12 months. No transactions have occurred under the contract. On October 23, 2007 this agreement was canceled.

On July 2, 2007, the Company entered into an agreement with Royce Kelly, an individual assisting the Company with raising funds. Mr. Kelly will receive compensation in the amount of 5% of the value of any investment transaction which closes by his efforts. No transactions have closed under this agreement.

On August 6th, 2007 James Alman the Vice President of Engineering resigned.

On August 13th, 2007 the Company executed an agreement with Launch Funding Network, Inc. to assist the Company in raising funds. The agreement provides for payment of $11,500 in cash by October 5, 2007, the issuance of 250,000 shares of stock, expenses to a maximum of $75,000 and 3% of any financing raised through their efforts. The Company recorded the value of the stock of $4,500 based on the August 13, 2007 closing market price for the Company’s common stock. Under the terms of the agreement, the Company will pay no more than 3.5% of amounts raised through their efforts.

On August the 16th The Company cancelled its Cyber Bug Sales Agreement with National Security Associates, Inc. (“NSA”) which provided that NSA would act as the exclusive sales agent for the Cyber Bug.

On September 6th, 2007, the Company announced that it will pay a dividend of its shares of Techsphere. The record date for this dividend is September 17, 2007. NASDAQ will set the ex-dividend date. For every four shares of the Company owned the holder will receive one share of Techsphere.

On September 12th, 2007 the Company entered into an agreement with The Technology Communications Group, Inc. (“TTC”) to assist the Company with corporate communications and in raising funds. Under the terms of the agreement, the Company issued 300,000 shares valued at $0.018 per share to The Technology Communications Group, Inc. for services based on the closing market price as of that date. The Company recorded an expense of $5,400 as general and administrative expenses in the accompanying statement of operations for the nine months ended September 30, 2007. Under the terms of the agreement, the Company will pay TTC 1% of any funds raised through their efforts.

October 16th the Company and JADA Consulting agreed to mutually cancel the global agreement entered into to market the Company’s CyberBug products.

On October the 31st the lease on the current facility in St. Petersburg Florida expired. The company is negotiating with the landlord for a new facility in the same complex and is currently on a month to moth lease.

The Company received notice that a lawsuit has been filed by Georgia Tech Applied Research Corporation (“Georgia Tech”) against TSI. TSI is in negotiations to settle the matter and engage Georgia Tech for further research and engineering studies in the future. The lawsuit brought in the State Court of Fulton County, State of Georgia and seeks immediate payment of the outstanding balance of $229,649. The Company has signed a consent judgment for the balance plus interest of $49,938 through September 30, 2007. The consent judgment calls provides for total payments of $158,100 in two installments, the first of which in the amount of $11,842 was due November 15, 2007 and has not been paid and is presently in default. The remaining balance of $146,258 is due December 15, 2007 plus additional accrued interest. The agreement states that the full, undiscounted amount shall be due and immediately payable should the Company fail to make the required payments. The Company is in discussions with Georgia Tech regarding an extension to the due date of the payment, but there can be no assurances that these discussions will be successful. The entire, undiscounted amount plus related accrued interest has been recorded in the accompanying balance sheet as of September 30, 2007.

Certain trade vendors in the ordinary course of business have not been paid. Certain vendors have obtained judgments for unpaid services. The amounts owed have been accrued in the accompanying financial statements as of September 30, 2007.

NOTE 9 - TSI HOLDINGS CO. LLC

In 2005, TSI formed TSI Holdings Co., LLC ("TSI, LLC") a Georgia limited liability company. On January 30, 2007, TSI reactivated TSI, LLC, in order to raise funds in order deploy two (2) SA-60 Airships. The Company’s intent is to sell an aggregate of twenty-five (25%) percent membership interest in TSI, LLC. During the quarter ending March 31, 2007 the Company sold units representing 4.5% of TSI, LLC for $100,000 per unit for aggregate proceeds of $450,000. In 2005, Cyber formed ALC and on July 23, 2007, the board approved all of the interests of TSI, LLC to be transferred to Airship Leasing Co., LLC in order to raise funds to deploy two (2) SA-60 Airships. As a result, the 4.0% ownership interest which was not owned by TSI was cancelled and replaced with equal ownership interest of ALC which is 96.0% owned by Cyber Defense.

The aggregate amount of the value of the membership units issued has been recorded as “Minority interest in consolidated subsidiary” in the accompanying condensed consolidated statement of operations as of September 30, 2007, net of the 4.0% proportionate share of the losses of TSI LLC applicable to the minority interest. Cyber Defense Systems, Inc has an aggregate membership interest of 96.0% in TSI, LLC at September 30, 2007.

The minority interest investors have certain rights to be entitled to twenty-five percent (25%) of future available net income for distribution of TSI, LLC as defined in the agreements relative to their investment.

NOTE 10- SUBSEQUENT EVENTS

On November 19, 2007, David M. Barnes, our chief financial officer, resigned his position with the Company.

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

RESULTS OF OPERATIONS

The Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Revenues for the quarter ended September 30, 2007 were $44,427 as compared to $136,137 for the quarter ended September 30, 2006, a decrease of $91,710. The decrease is primarily due to lower sales of TSI.

Research and development costs relative to the development of our airships and UAV's totaled $2,302 for the quarter ended September 30, 2007, a decrease of $88,104 from the quarter ended September 30, 2006 amount of $90,406. The decrease is primarily due to decreased research and development efforts related to TSI’s airships in the quarter ended September 30, 2007.

General and administrative expenses totaled $843,553 for the quarter ended September 30, 2007 as compared to $1,630,022 for the quarter ended September 30, 2006, a net decrease of $786,469. The decrease is primarily due to decreased salaries and overheads due to reduced levels of operations as well as decreased amortization expense of approximately $123,000 in the quarter ended September 30, 2007.

The impairment loss of $11,330,674 for the quarter ended September 30, 2006 is related to the exclusive manufacturing license from 21st Century Airships. We determined that the asset was impaired due to the reduced expected revenues and cash flows for the license, creating the impairment. There is no comparable current year period expense.

Stock option compensation expense for the quarter ended September 30, 2006 totaled $1,287,008 relating to the fair value of stock options that vested during the period. There is no comparable current year period expense.

Other income (expense) for the quarter ended September 30, 2007 and 2006 was comprised of interest expense and derivative valuation gains or losses. Interest expense for the quarter ended September 30, 2007 was $906,764, of which $563,037 represents amortization of discounts on notes to AJW and Mr. Robinson. Interest expense for the quarter ended September 30, 2006 was $1,157,741 of which $922,336 represents amortization of discounts on notes to AJW, Mr. Robinson, Mr. Lively and James Gardiner and $57,125 represents the beneficial conversion feature related to the conversion of a note by Mayo Hadden. The decrease of interest expense is primarily due to the decrease in amortization of discount and beneficial conversion features for the quarter ended September 30, 2007 offset by higher borrowing levels.

The derivative valuation loss for the quarter ended September 30, 2007 in the amount of $14,738,189 which relates to the issuance, conversion, and revaluation of Notes and Warrants to AJW and Mr. Robinson treated as derivative securities. In addition, the underlying conversion price of the AJW notes were reduced during the quarter ended September 30, 2007 on two occasions. The derivative valuation loss for the quarter ended September 30, 2006 in the amount of $485,507 relates to the issuance, conversion and revaluation of Notes and Warrants to AJW, Mr. Robinson, Mr. Lively and James Gardiner treated as derivative securities.

The components of the derivative valuation (losses) gains for the quarter ended September 30, 2007 and 2006 are presented in the following table:

	Three months September 30,
	2007	2006
Derivative valuation gain (loss) - beneficial conversion revaluation - AJW	$363,639	$165,202
Derivative valuation gain (loss) - warrant revaluation AJW	655,678	(9,779)
Derivative valuation loss - August 1, 2007 repricing	(3,673,127)	-
Derivative valuation loss - August 22, 2007 repricing	(8,381,479)	-
Derivative valuation gain - beneficial conversion revaluation - Robinson	14,321	24,960
Derivative valuation (loss) on issuance of notes - AJW	(3,555,556)	(527,648)
Derivative valuation (loss) on issuance of warrants -AJW	(197,008)	(117,140)
Derivative valuation gain (loss) on conversion of notes -AJW	35,343	(45,305)
Derivative valuation gain on conversion of notes - Robinson	-	20,010
Derivative valuation (loss) on issuance of notes - Lively	-	4,193

Total Derivative valuation gain (loss)	$(14,738,189)	$(485,507)

We use the Black Scholes method to value the derivatives contained in the securities we have issued. The assumptions used in the valuation of the derivatives have been detailed in Notes 4 and 5 of the condensed consolidated financial statements. The most significant valuation assumption components in the valuation calculations are the closing stock price on the date of the valuation and the number of shares issuable upon conversion, which is based upon a discount applied to the average of the lowest three intra-day trading prices for our common stock during the 20 trading days immediately preceding the valuation date.

The increase of the loss is primarily due to the $12,054,606 recognized upon the reduction of the conversion prices of the AJW notes and the loss on issuance of the notes and warrants somewhat offset by increases in the derivative valuation gains from the notes and the warrants for the quarter ended September 30, 2007 when compared to the quarter ended September 30, 2006.

The Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Revenues for the nine months ended September 30, 2007 were $181,465 as compared to $438,031 for the nine months ended September 30, 2006, a decrease of $256,566. The decrease is primarily due to lower sales at TSI and Cyber for the nine months ended September 30, 2007 when compared to the comparable prior year period.

Research and development expense totaled $430,954 for the nine months ending September 30, 2007 as compared to $189,668 for the nine months ended September 30, 2006, a net increase of $241,286. The expense for the nine months ended September 30, 2007 is primarily due to increases in the development efforts for TSI’s airships while the expense for the nine months ended September 30, 2006 period pertains primarily to development of the Cyber UAV's.

General and administrative expenses totaled $2,850,002 for the nine months ended September 30, 2007 as compared to $5,246,277 for the nine months ended September 30, 2006, a net decrease of $2,396,275. The decrease is primarily due to share based compensation expense relative to warrants of $419,760, decreased amortization expense of approximately $369,000 and a decrease in salaries, professional fees and general corporate overheads due to lower levels of operations.

Other income (expense) for the nine months ended September 30, 2007 and 2006 was comprised of interest expense, derivative valuation gains or losses and the minority interest in loss of subsidiary. Interest expense for the nine months ended September 30, 2007 was $2,358,518, of which $1,648,687 represents amortization of discounts on notes to AJW and Mr. Robinson. Interest expense for the nine months ended September 30, 2006 was $2,543,411, of which $1,649,390 represents amortization of discounts on notes to AJW, Mr. Robinson, Mr. Lively and James Gardiner. The decrease of interest expense is primarily due to the decrease in Notes payable - related party for the nine months ended September 30, 2007 when compared to the comparable prior year period.

The impairment loss of $11,330,674 for the nine months ended September 30, 2006 is related to the exclusive manufacturing license from 21st Century Airships. We determined that the asset was impaired due to the reduced expected revenues and cash flows for the license, creating the impairment. There is no comparable current year period expense.

Stock option compensation expense for the nine months ended September 30, 2006 totaled $2,271,287 relating to the fair value of stock options that vested during the period. There is no comparable current year period expense.

The components of the derivative valuation (losses) gains for the nine months ended September 30, 2007 and 2006 are presented in the following table:

	Nine months ended September 30,
	2007	2006
Derivative valuation gain (loss) - beneficial conversion revaluation - AJW	$(926,208)	$4,225,140
Derivative valuation gain (loss) - warrant revaluation AJW	2,679,818	1,164,955
Derivative valuation loss - August 1, 2007 repricing	(3,673,127)	-
Derivative valuation loss - August 22, 2007 repricing	(8,381,479)	-
Derivative valuation gain - beneficial conversion revaluation - Robinson	232,012	767,572
Derivative valuation (loss) on issuance of notes - AJW	(3,908,429)	(2,127,303)
Derivative valuation (loss) on issuance of warrants -AJW	(1,986,000)	(610,040)
Derivative valuation gain (loss) on conversion of notes -AJW	127,764	(58,489)
Derivative valuation gain on conversion of notes - Robinson	-	20,010
Derivative valuation gain on conversion of notes - Lively	-	4,193
Derivative valuation gain on conversion of notes - Gardiner	-	840
Derivative valuation (loss) on issuance of note - Gardiner	-	(37,050)
Derivative valuation (loss) on issuance of note- Robinson	-	(368,608)
Derivative valuation (loss) on issuance of notes - Lively	-	(58,306)
Derivative valuation gain - beneficial conversion revaluation - Lively	-	106,799
Derivative valuation (loss) - beneficial conversion revaluation - Gardiner	-	(20,520)

Total Derivative valuation gain (loss)	$(15,835,649)	$3,009,193

The increase of the loss is primarily due to the $12,054,606 recognized upon the reduction of the conversion prices of the AJW notes and the loss on issuance of the notes and warrants somewhat offset by increases in the derivative valuation gains from the notes and the warrants for the quarter ended September 30, 2007 when compared to the quarter ended September 30, 2006.

The derivative gain for the nine months ended September 30, 2006 relates primarily to the decrease in the value of the common stock for the nine months ended September 30, 2006. The stock price was $0.40 as of December 31, 2005 as compared to $0.165 as of September 30, 2006. As a result of the decrease of the stock price, the valuation of the underlying derivatives decreased significantly.

LIQUIDITY AND CAPITAL RESOURCES

Our primary needs for liquidity and capital resources are the funding of salaries, and other administrative expenses related to the management of the Company as well as for payment of the cost of products sold and inventory.

Our cash and cash equivalents of $28,350 as of September 30, 2007 are not sufficient to support current levels of operations for the next twelve months and it will be necessary for us to seek additional financing.

We are in negotiations with potential lending and investment sources, but there can be no assurance that these negotiations will be successful or that the Company will obtain sufficient financing or that financing will be structured on agreeable terms.

Subject to the realization of certain financings as described above we should be in a position to fund the anticipated level of operations for at least one year. However, there can be no assurances that this will be the case. If we are unable to obtain sufficient financing, we will be forced to severely curtail or even cease operations.

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

Accounting for Income Taxes

No income taxes have been paid or accrued because we have had no net income since inception. We recognize the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases. Deferred tax assets and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

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

Derivative Securities

We do not hold or issue derivative instruments for trading purposes. However, we have convertible notes payable that contain embedded derivatives that require separate valuation from the convertible notes under Emerging Issues Task Force Abstract (EITF) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” We recognize these derivatives as liabilities in the accompanying balance sheet and measure them at estimated fair value each quarter, and recognize changes in estimated fair value in the statement of operations in the respective period. We have estimated the fair value of these embedded derivatives using the Black-Scholes model.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of FASB Statement No. 115 (“SFAS 159”). This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and to recognize the resulting gains and losses in the results of operations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The impact of adopting SFAS 159 on our consolidated financial statements, if any, has not yet been determined.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities”, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. We do not expect the adoption of EITF 07-3 to have a material impact on the financial results of the Company.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at September 30, 2007. There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 18, 2007 we issued 3,758,553 shares of Class A Common Stock to AJW et al upon the conversion of notes in the aggregate principal amount of $43,223 at a price of $0.012 per share.

On July 20, 2007 we issued 2,000,000 shares of Class A Common Stock to AJW et al upon the conversion of notes in the aggregate principal amount of $20,000 at a price of $0.0098 per share.

On July 23, 2007 we issued 1,957,880 shares of Class A Common Stock to AJW et al upon the conversion of notes in the aggregate principal amount of $17,621 at a price of $0.010 per share.

On August 7, 2007, we issued 6,000,000 shares to two accredited investors for cash at a price of $0.01 per share for aggregate proceeds to us of $60,000.

On August 13, 2007 we issued 250,000 shares valued at $0.018 per share to Launch Funding Network, Inc. for services based on the closing market price as of that date. We recorded an expense of $4,500 as general and administrative expenses in the accompanying statement of operations for the nine months ended September 30, 2007.

On August 27, 2007 we issued 1,987,272 shares of Class A Common Stock to AJW et al upon the conversion of notes in the aggregate principal amount of $7,154 at a price of $0.0036 per share.

On August 31, 2007 we issued 1,987,272 shares of Class A Common Stock to AJW et al upon the conversion of notes in the aggregate principal amount of $7,353 at a price of $0.0037 per share.

On September 6, 2007 we issued 4,805,630 shares of Class A Common Stock to AJW et al upon the conversion of notes in the aggregate principal amount of $14,897 at a price of $0.0031 per share.

On September 12, 2007 we issued 300,000 shares valued at $0.018 per share to The Technology Communications Group, Inc. for services based on the closing market price as of that date. We recorded an expense of $5,400 as general and administrative expenses in the accompanying statement of operations for the nine months ended September 30, 2007.

On September 19, 2007 we issued 4,805,630 shares of Class A Common Stock to AJW et al upon the conversion of notes in the aggregate principal amount of $13,936 at a price of $0.0029 per share.

On September 20, 2007 we issued 11,000,000 shares of Class A Common Stock to Ayuda Funding upon the conversion of notes in the aggregate principal amount of $132,000 at a price of $0.012 per share representing the closing market price as of that date.

On September 28, 2007 we issued 4,805,630 shares of Class A Common Stock to AJW et al upon the conversion of notes in the aggregate principal amount of $12,303 at a price of $0.00256 per share.

ITEM 6. EXHIBITS

31.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBER DEFENSE SYSTEMS, INC.

November 19, 2007

By:	/s/ William C. Robinson
William C. Robinson Chief Executive Officer, President and Chairman